Form 10QSB
period 2007-03-31
CLASSIC COSTUME CORP INC
filed 2007-06-19
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-45678

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8317658 (I.R.S. Employer Identification No.)

1202 Lexington Avenue, APT. 104, New York, New York 10028
(Address of principal executive offices)

646-259-1009
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The number of shares of the Registrant’s Common Stock outstanding as of June 13, 2007 was 12,354,117.

Transitional Small Business Disclosure Format (Check one):               Yes ☐     No ☒

FORM 10-QSB

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	and sources of new revenue.

For information concerning these factors and related matters, please read our prospectus and our SB-2 Registration Statement. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Quarterly Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$696
Inventory, net	2,883
Total current assets	3,579

OTHER ASSETS
Capitalized software costs, net	275
Intangible	49,868
Total assets	$53,722

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,380
Advance from shareholder	11,130
Note payable	30,000
Total current liabilities	44,510

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 12,354,117 issued and outstanding	12,354
Additional paid-in capital	605,352
Deficit accumulated during the development stage	(608,494)
Total stockholders' equity	9,212
Total liabilities and stockholders' equity	$53,722

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	From Inception (December 27, 2006) Through
	March 31, 2007	March 31, 2007

Revenue	$7,476	$7,476
Costs of revenue	2,194	2,194
Gross profit	5,282	5,282

Operating expenses
Officer compensation	-	500,000
Legal fees	107,656	107,656
Auditing fees	3,000	3,000
Amortization of intangibles	2,650	2,650
Bank charges	68	68
Other	22	22
Marketing fees	-	-
Total operating expenses	113,396	613,396

Income (loss) before other expense	(108,114)	(608,114)

Other expense
Interest expense	380	380
Total other expense	380	380

Net income (loss)	(108,494)	(608,494)

Loss per common share - basic and diluted	$(0.01)	$(0.05)

Number of common shares outstanding -
basic and diluted	12,354,117	12,354,117

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED MARCH 31, 2007
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 27, 2006	-	$-	10,000,000	$10,000	$490,000	$(500,000)	$-

Issuance of Common Stock for Services	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to Former Stockholders of
World Wide Relics, Inc.	-	-	201,000	201	9,849	-	10,050

Net Loss	-	-	-	-	-	(108,494)	(108,494)

Balance, March 31, 2007	-	$-	12,354,117	$12,354	$605,352	$(608,494)	$9,212

See accompanying notes to unaudited consolidated financial statements

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
		From Inception
	For the three	(December 27, 2006)
	Months Ended	to
	March 31, 2007	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(108,494)	$(608,494)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	2,650	2,650
Common stock issued for services	107,656	607,656
(Increase) decrease in assets and liabilities:
Inventory	2,109	(2,109)
Account payable and accrued expenses	(10,620)	(10,620)
Net cash used in operating activities	(6,699)	(6,699)

Cash flows from financing activities:
Increase in cash overdraft	(10)	(10)
Advance from shareholder	7,405	7,405
Proceeds from sale of capital stock	-	-
Net cash provided by financing activities	7,395	7,395

Net increase in cash and cash equivalents:	696	696
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$696	$696

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$30,000	$-
Common stock issued for investment in subsidiary	$10,050	$-
Total assets of subsidiary acquired	$5,292	$-
Total liabilities of subsidiary acquired	$(17,735)	$-

See accompanying notes to unaudited consolidated financial statements

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 -Description of Business

Classic Costume Company, Inc. (“Classic” or “We” or “the Company”) was formed as a Delaware corporation on December 29, 2006. We are a development stage corporation formed to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com. To date, we have completed our range of historical uniforms known as “Britain in the 1930’s” and have had commenced selling these items to the growing market of world wide enthusiasts and collectors through our internet platform and on eBay Inc. We intend to add new ranges of product covering the American Civil War reenactment market by producing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor. This range includes both uniforms as well as accoutrements such as boots, belts and back packs produced to a museum quality standard. The final business group is the marketing and sale of high quality copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups world wide which are principally in Europe.

On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services amounting to $500,000. The issuance of these shares and the related expenses are reflected in the accompanying financial statements as of December 31, 2006.

On January 17, 2007, in consideration for 100% of the outstanding shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), we issued 201,000 shares of common stock and a promissory note for $30,000 bearing interest at the rate of 7% and due on March 31, 2008 to the former shareholder of WWR. The accompanying financial statements include the operations of WWR.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The Company, under the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited consolidated financial statements. The accompanying consolidated financial statements contain all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of such financial statements. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the Company included in our SB-2 Registration Statement filed for the period ended December 31, 2006. Interim results of operations for the periods presented may not necessarily be indicative of the results to be expected for the full year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Costs of maintenance and repairs are charged to expense as incurred.

Inventories
Inventories are stated at the lower of average cost or market and consist of finished goods.

 Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, the Company has adopted SFAS No. 123(R) under the prospective method.

Recoverability of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with SFAS No. 142, the fair value of these intangible assets is determined based on a discounted cash flow methodology.

Revenue Recognition
Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Income Taxes
The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at March 31, 2007.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Issued Accounting Standards
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of Statement 155 to materially effect the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not expect to be impacted by the adoption of SFAS 156, which will be effective for fiscal years beginning after September 15, 2006.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially effect the Company’s financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to materially effect the Company’s financial position or results of operations.

 Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Issued Accounting Standards (Cont’d)

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in the unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As the Company does not currently have a defined benefit post-retirement plan, it does not expect to be impacted by the adoption of FAS 158.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

 Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 3-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. Additionally, the Company’s ongoing expenses, primarily registration, legal accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party buyer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4-Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock-5,000,000 $.001 par value shares.
Common Stock-50,000,000 $.001 par value shares.

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services.

The Company issued 2,354,117 common shares to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.

On January 17, 2007, in consideration for the stock of World Wide, the Company issued 201,000 shares of common stock, valued at $.05 per share, to the former shareholder of World Wide Relics, Inc.

Note 5-Acquisition

On January 17, 2007, the Company executed and consummated a Stock Purchase Agreement with the sole shareholders of World Wide Relics, Inc. where the Company acquired all of the issued and outstanding capital stock of World Wide Relics, Inc. In consideration for the stock of the Company issued to the former shareholder of the acquired subsidiary 201,000 shares of the Company’s common stock and a promissory note for $30,000 bearing interest at the rate of seven percent, due March 31, 2008.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$40,050
Total assets	(5,292)
Total liabilities	17,735
Identifiable intangible assets	$52,493

Amortization expense for the Company’s intangibles amounted to $2,650 for the three months ended March 31, 2007.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:

March 31, 2006
Net revenues	$763
Net loss applicable to common shareholders	$(2,212)
Basic and diluted net loss per share	$0.00

Note 6-Subsequent Events

On May 15, 2007, the Company’s SB-2 registration statement for selling up to a total of 2,000,000 shares of common stock to be offered and issued directly by the Company and 201,000 shares of common stock to be offered by a selling shareholder in an initial public stock offering at a selling price of $.05 per share was declared effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

We are a start-up, development stage company with a limited operating history. We were initially formed in December 2006 and on January 17, 2007 we acquired World Wide Relics, Inc. World Wide Relics, Inc. was initially formed in January 2005. The market for our products sold through the Internet has only recently begun to develop and is rapidly evolving. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving Internet market. In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing programs, respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be an authoritative source for authentic and excellent reproductions of historical memorabilia and clothing. In sum, our goals are:

1. To generate maximum sales revenues, if any, by offering an extensive range of superior products to online consumers at competitive prices;

2. To generate referral and repeat business by offering exceptional service and sales follow-up to our customers

3. To maximize the competitive advantage we hold through the sale of quality products which consumers value.

For the first quarter of 2007 we have been working with our Indian supplier to expand our offerings into the American Civil War re-enactment arena. Our aim is to provide so-called “Reenactors” with authentic-looking uniforms and regalia (buckles, badges, etc.) at affordable prices. The following is a description of Civil War Reenactments and our target market:

There are clubs in the United States, Canada, and even the United Kingdom where enthusiasts don uniforms and portray life in the Civil War period. American Civil War reenactments have drawn a fairly sizable following of enthusiastic participants, of all ages, willing to brave the elements and expend money and resources in their efforts to duplicate the events down to the smallest recorded detail. Participants may even attend classes put on by event sponsors where they learn how to dress, cook, eat, and even "die" just as real Civil War soldiers would have. Most reenactment have anywhere from 100-1,000 actors, portraying either Union or Confederate infantry, artillery, or cavalry forces. To date the biggest Civil War reenactment was the 135th Gettysburg (1998), which had over 41,000 reenactors and a crowd of over 45,000 watching.

Reasons given for taking part in such activities differ. Some partakers are interested in getting a historical standpoint on the turbulent times that gripped the nation, particularly if they can trace their ancestry back to those who fought in the war. Others participate merely for the escapism that such events offer. Some commentators have suggested that Southerners are drawn to these activities for political reasons, because they represent a rejection of the North. Often, however, this is a false stereotype. In fact, some are Northerners that may have been "sympathetic" to the Southerners, who are often outnumbered in events in the North. In some cases if there are not enough Union soldiers present, Confederate soldiers are asked to switch sides for the day/event. There are thought to be three types of Reenactors:

•
Farbs - are reenactors who spend relatively little of their time or money maintaining authenticity with regard to uniforms, accessories, or even period behavior. ‘Farb’ is derived from the German "farben" which means to make or to manufacture; others contend that the term stems from the phrase, "far be it from me to criticize, but look at that...” These people are self-made Union or Confederate soldiers, wearing modern-day sunglasses, wristwatches, eyeglasses and the like as they exercise their impression of soldiers of the period. They are content to wear their grey polyester work trousers and grey work shirt with their name tag stitches removed, and any old-looking hat when they are Confederate soldiers; and they wear pretty much anything blue when they are Union soldiers. They all too often disregard the direction of their officers and fail to maintain the orderly behavior in drill and on the field which would have been common during the War, displaying not an independent spirit but an undisciplined, unruly, and rude spirit. Farbs might march out into a Reenactment wearing blue jeans and boots, for example. Some think the origin of the word is a truncated version of "Far be it from authentic." An alternative definition is "Far be it for me to question his impression".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION (Cont’d)

•
Authentics—are re-enactors on the opposite end of the spectrum from Farbs. They try to recreate life in the Civil war to the fullest, researching details of material goods and operations in a quest for accuracy. Often they will nitpick every detail of authenticity, to the point where they are known as a "thread counter", a person who criticizes other people because they are even slightly off from authentic.

•
Mainstreamer—the last type of reenactor really doesn't have an official label, but is often called the "Mainstreamer." These reenactors are somewhere between farb and authentic. They are more common than either farbs or authentics.

Types of Civil War reenactments

There are four main categories of Civil War reenacments.

Living histories

Living histories are meant entirely for the education of the public. Such events do not necessarily have a mock battle but instead are aimed at portraying the life, and more importantly the lifestyle, of the average Civil War soldier. This does include civilian reenacting, a growing trend. Occasionally, a spy trial is recreated, too. More common are weapons demonstration, however.

Public demonstrations

Public demonstrations are smaller mock battles put on by reenacting organizations and/or private parties primarily to show the public how people in the 1860s lived, and to show the public civil war battles. The battles are often only loosely based on actual battles.

Tactical battles

Tactical battles are battles that are generally not open to the public. Tactical battles are fought like real battles with both sides coming up with strategies and tactics to beat their opponents. Since there is no script, the battle tends follow the same course an original battle might. Winning or losing is determined by referees, sometimes called "angles of death", who determine the effectiveness of the tactics used and the casualties inflicted.

Scripted battles

Scripted battles are larger battles, and are usually fought either at the original battle ground, or at a place very similar to the original. In scripted battles, the battles are planned out beforehand so that the companies and regiments make the same actions that were taken in the original battles. As growing numbers of reenactors begin to attend events, the tendency is toward scripted battles simply due to safety and logistics concerns as well as the enjoyment of the spectators and those involved.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations

Quarter Ended March 31, 2007. Unless otherwise noted, references to 2007 represent the three-month period ended March 31, 2007.

Product Sales and Cost of Product Sales. In 2007, 82% of sales came from sales of badges and patches from existing inventory, and our gross margin was 70.6%. The Company has continued to sell out of existing inventory, as well as handling a number of custom orders. Historically the majority of our customers have been European, but over the past year we are getting more American sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

Product Sales and Cost of Product Sales (Cont’d)

Presented below is a breakdown of items sold for 2007:

	First Qtr 2007 Sales
Belts & Buckles	$340	4%
Uniforms	722	10%
Badges and Patches	6,124	82%
Brassards & Armbands	216	3%
Other	74	1%
Total	$7,476	100%

Selling, General and Administrative Expenses
Administrative fees were mainly professional fees. The Company follows the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations to be accounted for using the purchase method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

The Company also follows the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As required by SFAS 142, the Company has completed certain impairment tests for its recorded goodwill. These tests include determining the fair value of the Company's single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. Goodwill will be tested for impairment annually at December 31 or more frequently when events or circumstances indicate that impairment may have occurred. At March 31, 2007 no intangibles were impaired or written down.

Liquidity and Capital Resources

General

Our principal use of cash in our operating activities has historically been for inventory and selling, general and administrative expenses.  Our principal source of liquidity has historically been from financing activities.  We intend to raise funds through debt and equity offerings of which none are guaranteed.

 Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at March 31, 2007.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our sole executive officer that serves as both the Chief Executive Officer and Chief Financial Officer (the “Officer”) conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, the initial public offering price per share as stated in Note 4, to E. Todd Owens for professional services.

The Company issued 2,354,117 common shares to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.

The Company issued 201,000 common shares to the former shareholder of World Wide Relics in consideration of all of the issued and outstanding shares of World Wide Relics.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
4.1	Common Stock Purchase Warrant issued to Sichenzia Ross Friedman Ference LLP (1)
10.1	Stock Purchase Agreement entered between the Company and Western Securities Corp. (1)
10.2	Note Payable to Western Securities Corp. (1)
14.1	Code of Ethics. (1)
21.1	List of Subsidiaries of the Company. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on May 8, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLASSIC COSTUME, INC.

Signature	Title	Date

/s/ E. Todd Owens E. Todd Owens	Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director	June 19, 2007