Form 10QSB/A
period 2007-03-31
CLASSIC COSTUME CORP INC
filed 2007-07-31
CIK 1391117

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A1

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

Yes ☒      No ☐

The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2007 was 12,354,117.

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

CLASSIC COSTUME COMPANY , INC. & SUBSIDIARY
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

CLASSIC COSTUME COMPANY , INC. & SUBSIDIARY
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

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Issued Accounting Standards
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 . This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of Statement 155 to materially effect the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not expect to be impacted by the adoption of SFAS 156, which will be effective for fiscal years beginning after September 15, 2006.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this interpretation is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially effect the Company’s financial position or results of operations.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements . This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market would use in pricing the asset or liability. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure the fair value and the effect of the measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to materially effect the Company’s financial position or results of operations.

  Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Issued Accounting Standards (Cont’d)

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) . This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in the unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. As the Company does not currently have a defined benefit post-retirement plan, it does not expect to be impacted by the adoption of FAS 158.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

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

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement . The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations.

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

Note 4-Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock- 5,000,000 $.001 par value shares.
Common Stock- 50,000,000 $.001 par value shares.

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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 3 . CONTROLS AND PROCEDURES

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

PART II : OTHER INFORMATION

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

ITEM 6 . EXHIBITS

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

CLASSIC COSTUME, INC.

Signature	Title	Date

/s/ E. Todd Owens E. Todd Owens	Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director	July 31, 2007