Form 10QSB
period 2007-06-30
CLASSIC COSTUME CORP INC
filed 2007-08-15
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒      No ☐

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2007 was 12,957,117.

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
ITEM 1.FINANCIAL STATEMENTS

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,675
Inventory, net	6,346
Total current assets	34,021

OTHER ASSETS
Capitalized software costs, net	250
Intangible	47,243
Total assets	$81,514

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,905
Advance from shareholder	11,130
Note payable	30,000
Total current liabilities	45,035

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares
authorized, 12,957,117 issued and outstanding	12,957
Additional paid-in capital	634,899
Deficit accumulated during the development stage	(611,377)
Total stockholders' equity	36,479
Total liabilities and stockholders' equity	$81,514

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From Inception
	For the three	For the six	(December 29, 2006)
	Months Ended	Months Ended	to
	June 30, 2007	June 30, 2007	June 30, 2007
Revenue	$673	$8,149	$8,149
Costs of revenue	180	2,374	2,374
Gross profit	493	5,775	5,775

Operating expenses
Officer compensation	-	-	500,000
Legal fees	-	107,656	107,656
Auditing fees	-	3,000	3,000
Amortization of intangibles	2,650	5,300	5,300
Other	201	291	291
Total operating expenses	2,851	116,247	616,247

Loss before other expense	(2,358)	(110472)	(610,472)

Other expense
Interest expense	525	905	905
Total other expense	525	905	905

Net loss	$(2,883)	$(111,377)	$(611,377)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.05)

Number of common shares outstanding -
basic and diluted	12,957,117	12,957,117	12,957,117

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUMECOMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Opening balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for services	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former stockholders of World Wide Relics	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock	-	-	603,000	603	29,547	-	30,150

Net Loss	-	-	-	-	-	(111,377)	(111,377)
Balance, June 30, 2007 (Unaudited)	-	$-	12,957,117	$12,957	$634,899	$(611,377)	$36,479

See accompanying notes to unaudited consolidated financial statements

CLASSIC COSTUMECOMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
		From Inception
	For the six	(December 29,2006 )
	Months Ended	to
	June 30, 2007	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(111,377)	$(611,377)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	5,300	5,300
Common stock issued for services	107,656	607,656
(Increase) decrease in assets and liabilities:
Inventory	1,354	(1,354)
Account payable and accrued expenses	(10,095)	(10,095)
Net cash used in operating activities	(9,870)	(9,870)

Cash flows from financing activities:
Increase in cash overdraft	(10)	(10)
Advance from shareholder	7,405	7,405
Proceeds from sale of capital stock	30,150	30,150
Net cash provided by financing activities	37,545	37,545

Net increase in cash and cash equivalents:	27,675	27,675
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$27,675	$27,675

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$30,000	$30,000
Common stock issued for investment in subsidiary	$10,050	$10,050
Total assets of subsidiary acquired	$5,292	$5,292
Total liabilities of subsidiary acquired	$(17,735)	$(17,735)

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

During June 2007 the Company raised a total of $30,150, representing 603,000 shares, in a public offering.

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at June 30, 2007.

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

In January 2007 the Company issued 2,354,117 common shares to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.

In June 2007 the Company issued 603,000 shares in a public offering of shares at $.05 per share.

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

Amortization expense for the Company’s intangibles amounted to $2,650 and $5,300 for the three and six months ended June 30, 2007, respectively.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:

June 30, 2006
Net revenues	$866
Net loss applicable to common shareholders	$(4,809)
Basic and diluted net loss per share	$0.00

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended June 30, 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Cont’d)

Results of Operations

Quarter Ended June 30, 2007. The Company’s second quarter sales were disappointing, compared to the first quarter, primarily due to poor website sales and management’s attention being partly directed to completing our successful public offering of shares.   In addition deliveries of inventory were delayed by a strike by British postal workers.  On the positive side we have been working on a new line of uniforms, and we  have managed to recruit two new suppliers to broaden our vendor base.  In talking to clients we have received several indications of interest, and we will commence shipment later in August.  Our lawyers trademarked the Classic Costume and World Wide Relics brands this quarter.  We hired a web designer to modernize our website and to make it easier for customers to order custom uniforms by entering their measurements online.

Product Sales and Cost of Product Sales.   In 2007, 73% of sales came from sales of badges and patches from existing inventory, and our gross margin was 70.6%. The Company has continued to sell out of existing inventory, as well as handling a number of custom orders. Historically the majority of our customers have been European, but over the past year we are getting more American sales.

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

  Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at June 30, 2007.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

CLASSIC COSTUME, INC.

Signature	Title	Date

/s/ E. Todd Owens E. Todd Owens	Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director	August 15, 2007