Form 10QSB
period 2007-09-30
CLASSIC COSTUME CORP INC
filed 2007-11-14
CIK 1391117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51880
______________

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1202 Lexington Avenue, Apt. 104 New York, New York	10028
(Address of principal executive offices)	(Zip Code)

(646) 259-1009
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007: 12,957,117 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (UNAUDITED)	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006, AND FROM INCEPTION (DECEMBER 9, 2005) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)	5

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND FROM INCEPTION (DECEMBER 27, 2006) TO SEPTEMBER 30, 2006 (UNAUDITED)	6

FINANCIAL STATEMENT FOOTNOTES	8

ITEM 1.FINANCIAL STATEMENTS

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$677
Accounts Receivable	5,546
Inventory	8,247
Total current assets	14,470

OTHER ASSETS
Capitalized software costs, net	250
Intangibles	47,563
Total assets	$62,283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,430
Advance from shareholder	11,130
Note Payable	30,000
Total current liabilities	44,560

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, ,000,000 shares	-
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares 5
authorized, 12,957,117 issued and outstanding	12,957
Additional paid-in-capital	634,899
Deficit accumulated during the development stage	(630,133)
Total stockholders' equity	17,723
Total liabilities stockholders' equity	$62,283

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three Months ended September 30, 2007	For the nine Months ended September 30, 2007	From Inception (December 29, 2006) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$5,686	$13,835	$13,835
Cost of revenue	548	2,922	2,922
Gross profit	5,138	10,913	10,913

Operating expenses
Professional Fees	$-	$-	$500,000
Legal fees	-	107,656	107,656
Amortization of intangibles	2,780	8,080	8,080
Auditing fees	4,000	7,000	7,000
Payroll	4,440	4,440	4,440
Printing	3,512	3,512	3,512
Postage and Mailing	1,011	1,011	1,011
Other	7,626	7,917	7,917
Total operating expenses	23,369	139,616	639,616

Loss before other expense	(18,231)	(128,703)	(628,703)

Other expense
Interest expense	525	1,430	1,430
Total other expense	525	1,430	1,430

Net loss	$(18,756)	$(130,133)	$(630,133)

Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.05)

Number of common shares -
outstanding basic and diluted	12,957,117	12,957,117	12,957,117

See accompanying notes to unaudited consolidated financial statements.

CLASSIC COSTUMECOMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2007
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Opening balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for services @ $0.001 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former stockholders of World Wide Relics @ $0.001 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock @ $0.001 per share	-	-	603,000	603	29,547	-	30,150

Net Loss	-	-	-	-	-	(130,133)	(130,133)
Balance, September 30, 2007	-	$-	12,957,117	$12,957	$634,899	$(630,133)	$17,723

See accompanying notes to unaudited consolidated financial statements

CLASSIC COSTUME, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS

	For the nine Months ended September 30, 2007	From Inception (December 29, 2006) to September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(130,133)	$(630,133)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	8,080	8,080
Common stock issued for services	107,656	607,656

(Increase) decrease in assets and liabilities:
Inventory	(3,255)	(3,255)
Accounts Receivable	(5,546)	(5,546)
Accounts payable and accrued expenses	(10,570)	(10,570)

Net cash used in operating activities	(33,768)	(33,768)

Cash flows from investing activities:
Purchase of Trademark	(3,100)	(3,100)

Net cash used in investing activities	(3,100)	(3,100)

Cash flows from financing activities:
Increase in cash overdraft	(10)	(10)
Advance from shareholder	7,405	7,405
Proceeds from sale of capital stock	30,150	30,150

Net cash provided by financing activities	37,545	37,545

Net increase (decrease) in cash and cash equivalents	677	677
Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$677	$677

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing Activities
Note issued for investment in subsidiary	$30,000	$30,000
Common stock issued for investment in subsidiary	$10,050	$10,050
Total assets acquired	$5,292	$5,292
Total liabilities acquired	$(17,735)	$(17,735)

See accompanying notes to unaudited consolidated financial statements

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 -Description of Business

Classic Costume Company, Inc. (“Classic” or “We” or “the Company”) was formed as a Delaware corporation on December 29, 2006. We are a development stage corporation formed to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.  To date, we have completed our range of historical uniforms known as “Britain in the 1930’s” and have commenced selling these items to the growing market of world wide enthusiasts and collectors through our internet platform and on eBay Inc. We intend to add new ranges of product covering the American Civil War reenactment market by producing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor. This range includes both uniforms as well as accoutrements such as boots, belts and back packs produced to a museum quality standard. The final business group is the marketing and sale of high quality copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups world wide which are principally in Europe.

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at September 30, 2007.

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

Note 5 – Change of Control of Registrant

On September 25, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, J & J Global Assets Inc. purchased 10,00,000 shares of the issued and outstanding common stock of Classic Costume Company, Inc. (the “Company”) from E. Todd Owens, a shareholder of the Company, for $541,250 in cash.  Pursuant to the terms of a Securities Purchase Agreement, J & J Global Assets Inc. also purchased 2,153,117 shares of the issued and outstanding common stock of the Company, and a Warrant to purchase 15% of the outstanding shares of common stock of the Company for $108,750 in cash. The total of 12,153,117 shares represents 94% of the outstanding common stock of the Company. J & J Global Assets Inc. used personal funds to purchase the shares of the Company.   As part of the acquisition, and pursuant to the Stock Purchase Agreement, and Securities Purchase Agreement the following changes to the Company’s directors and officers have occurred:

o  As of September 25, 2007,  Carl Oberg was appointed to the Board of Directors of the Company and as the Chief Executive Officer, Principal Financial Officer and Secretary.
o  E. Todd Owens then resigned as the Chairman of the Board, Company’s President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer.
o  Also as of September 25, 2007, E. Todd Owens was appointed as a Company Vice President.

Note 6-Acquisition

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

Amortization expense for the Company’s intangibles amounted to $2,780 and $8,080 for the three and nine months ended September 30, 2007, respectively.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:

September 30, 2006
Net revenues	$987
Net loss applicable to common shareholders	$(7,716)
Basic and diluted net loss per share	$0.01

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-QSB.

We are a start-up, development stage company with a limited operating history. We were initially formed in December 2006 and on January 17, 2007 we acquired World Wide Relics, Inc. World Wide Relics, Inc. was initially formed in January 2005. The market for our products sold through the Internet has only recently begun to develop and is rapidly evolving. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving Internet market. In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing programs, respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be an authoritative source for authentic and excellent reproductions of historical memorabilia and clothing. In sum, our goals are:

1. To generate maximum sales revenues by offering an extensive range of superior products to online consumers at competitive prices;

2. To generate referral and repeat business by offering exceptional service and sales follow-up to our customers

3. To maximize the competitive advantage we hold through the sale of quality products which consumers value.

As of the first quarter of 2007 we have been working with our Indian supplier to expand our offerings into the American Civil War re-enactment arena. Our aim is to provide so-called “Reenactors” with authentic-looking uniforms and regalia (buckles, badges, etc.) at affordable prices. The following is a description of Civil War Reenactments and our target market:

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

Results of Operations

Quarter Ended September 30, 2007. The Company’s revenue for the three months ended September 30, 2007 was $5,686. The Company continued its development of its uniform product line, and it managed to procure original metal dies used to make authentic historic uniform belt buckles from a firm in Birmingham, England. These new dies cut for a new belt buckle and assembly which will retail for $150 each, and we have already had very positive expressions of interest.  The Company has orders for certain items but since they are assembled from items produced by several sub-contractors we have been unable to assemble and make delivery of the orders. Traditionally business is slower in the summer as people go on vacation, but the fourth quarter is an opportune time in this business as it contains the Christmas buying season.

Product Sales and Cost of Product Sales.    The Company has continued to sell out of existing inventory, as well as handling a number of custom orders. Historically the majority of our customers have been European, but over the past year we are getting more American sales.

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

Application of Critical Accounting Policies

We utilize certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and the recognition and measurement of potential impairment on long-lived and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We utilize a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Management reviews its long-lived and intangible assets for impairment whenever changes in circumstances or other events indicate potential impairment. Management has determined that the allowance for doubtful accounts and impairment losses are adequate at September 30, 2007.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASSIC COSTUME, INC

November 14, 2007	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director