Form 10KSB
period 2007-12-31
CLASSIC COSTUME CORP INC
filed 2008-04-15
CIK 1391117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number 333-142704

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8317658 (I.R.S. Employer Identification No.)

1202 Lexington Avenue, Suite 104, New York, New York 10028
(Address of principal executive offices)

646-259-1009
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

Issuer’s revenue for its fiscal year ended December 31, 2007: $14,078.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $40,200 as of December 31, 2007.

As of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2007
Common Stock, $0.001 per share	12,957,117

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CLASSIC COSTUME CORP.

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

PART I

ITEM 1.   BUSINESS

General

History of the Company

Initially, World Wide Relics, Inc. was incorporated on January 8, 2005, as a Nevada corporation under the name, World Wide Relics, Inc.  On January 15, 2006, World Wide Relics, Inc sold to Western Securities 1,000,000 shares of common stock par value $0.001 for net consideration of $1,000. In January 2007, Western Securities sold the 1,000,000 shares of World Wide Relics, Inc. in exchange for 201,000 shares of common stock in Classic Costume Company, Inc and a note for $30,000 from Classic Costume Company, Inc., a newly organized Delaware Corporation pursuant to a Plan of Sale (the “Plan”). Classic Costume Company, Inc. was incorporated in January 2007, and World Wide remains as a wholly owned subsidiary of Classic Costume Company, Inc.

Overview

    We are a development stage corporation formed to produce and market our unique line of historical costumes and reenactment clothing lines, and through our website with the registered domain name of WorldWideRelics.Com. To date, we have completed our range of political uniforms known as “Britain in the 1930’s” and have had reasonable success selling these items to the growing market of world wide enthusiasts and collectors. We intend to add new ranges of product covering the Civil War reenactment market by producing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor. This range includes both uniforms as well as accoutrements such as boots, belts and back packs produced to a museum quality standard. The final business group is the marketing and sale of high quality copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups that are appearing world wide.

    Enthusiasts can shop from their computers. A virtual store exists on that portion of the Internet known as the World Wide Web. You get to the store by entering its Web address, called a "universal resource locator, ("URL"), into a Web browser. We have registered the Domain Name “worldwiderelics.com.  We applied with the United States Government to trademark our website domain name, “worldwiderelics.com.”

    Once a product is selected for purchase, through our “shopping cart”, a form will be presented to you on the screen with the description and availability of the product, shipping times or any delays, payment information. Payment methods will include: a. selecting a toll free telephone number to call and place your order, (b) E-mail to transmit credit card or electronic funds transfer ("ETF") or (c) pay through a secured a Secured Electronic Transfer, ("SET").

    Whether the customer purchases something or not, before leaving the store, the customers will be asked if they would like to leave their E-mail address and hopefully some personal information about themselves in order to be notified about any new product lines as they become available.

Business Plan Implementation

We plan to promote the public’s interest in visiting our internet store through several methods:

•
We intend to attend various types of consumer trade shows to place our products for sale, to collect names for a mailing of our catalog and other promotional information relating to our website and to direct customers to our website for access to our full product lines.

•
We will be producing CD ROM's containing information about us, the store, samples of titles with good resolution images and other interesting stories and information about our origin and our products. We will list our URL with the various Web search engines such as Lycos, Yahoo, etc.

•
We will encourage visitors to visit our internet store and leave their E-mail address and any other personal information obtainable to build a data base of shoppers from which to send notices of sales, availability of desired merchandise or any other enticement to get the shopper back to return to our Web Site or recommend it to others.

•	We plan to begin a process of enabling multi lingual wording of our products and internet store to encourage foreign visitors to visit us.

•	We intend to utilize radio advertising to advertise our website “worldwiderelics.com”.

•	We intend to establish E-stores with Ebay and Amazon.com in addition to Yahoo.com.

The Technology

    We are using UJNA International to manufacture our product line. UJNA International is a well established provider of historical costumes having provided to such media organizations as ABC and numerous film companies. They supply a large range of goods from Civil Re-enactment supplies through to full uniforms for those who re-enact World War One battles. UJNA International has interests in tannery facilities and a textile mill based in the surrounds of Kampoor in Southern India. By virtue of economies of scale they are able to produce, dye and cut small production runs of cotton or woolen cloth that would be impossible to replicate in the west on a cost efficient basis.

UJNA International offers Classic Costume Company the most effective point of sale systems to fulfill the amateur re-enactors needs. By downloading the measurement chart from the website of www.worldwiderelics.com the amateur enthusiast is able to email his or her measurements to the dedicated email address and make a credit card payment through Pay Pal. Upon receipt of this information the measurements are formatted and emailed to UJNA International for fulfillment. Within ten days the finished product is drop shipped from Kanpoor in India direct to the purchaser.

     As the Internet has become more complex, more easily accessed, and more plentiful in rich media, it has increasingly become a destination for those wanting to purchase leisure goods. Historically hobby re-enactor enthusiasts were limited on the availability of products such as uniforms and accoutrements. Usually they were advertised through magazines that covered the relevant history periods such as Civil War Times or at yearly re-enactment gatherings. Most products were in standard sizes so any purchases by the enthusiast resulted in considerable home tailoring and size re-adjustment. By using the internet platform provided by our company the hobby re-enactor is guaranteed that providing he follows the measuring instructions he will receive a perfectly fitting period costume with the correct feel.

    Because UJNA International uses cheap domestic labor that stitches by hand all products offered are all but indistinguishable from period articles. As the costs of low volume production in India are a fraction of the costs in the United States, Classic Costume is able to deliver the product and still make a profit since the margin after shipping costs is approximately 70 per cent.

Products

    We intend to manufacture and sell a range of historical costumes to the amateur re-enactor. To date, we have completed a range known as ‘Britain in the 1930’s’ and consists of museum quality bespoke copies of various political uniforms worn in Great Britain in the 1930’s. This line includes emblematic belts, shirts and other paraphernalia content before the Second World War.

    We are also developing in conjunction with UJNA International and range of museum quality copies of Civil War uniforms covering both Confederate and Union forces that will be released in May of 2007. In conjunction with this launch we will be releasing a complete film company quality range of uniforms from the both World War One and Two to cater to the growing market of re-enactors and living history groups that cover these periods of history.

Merchandising and Internet/Direct Commerce

    Our retail merchandising and Internet/Direct Commerce businesses competes in the consumer products and specialty retail businesses as well as the electronic commerce industry, all of which are highly competitive. The leading competitors of our merchandising business include brick and mortar re-enactment resource stores, businesses that have been long established and known in re-enactment circles, and such Internet sites offering related products such as Ebay.com. We compete on the basis of our content, the quality, uniqueness, price and assortment of our products, service to customers and proprietary customer lists developed through direct contact with potential customers at militaria shows.

Competition

    We have competition in every area of our existing and proposed businesses from other companies that have set up Web Sites to offer re-enactment products for sale at competitive prices. The competitors are broken down by product segmentation into three key areas. Those selling civil war re-enactment supplies such as uniforms and period weapons, etc.; those selling services such as costume hire and retired film company props. The third segment is those internet stores selling a range of civil war, Second World War surplus to the re-enactment enthusiast.

Amongst the competitors is Fall Creek Suttlery, Inc, www.fcsutler.com, founded in 2003. The range of uniform products on offer gives some idea of the market size. A typical civil war style uniform jacket is offered for sale at $149.00.

    Mercury Supply Company of Livingston, Texas offers an online catalogue and is a pure e-commerce business. Again the company is privately held so no figures are available for turnover of profitability. The average cost of reenactment uniforms for both North and South is around $250.00.

The following are some of the other competitors in the market: www.tombstoneoutfitters.com , www.ccsutlery whilst World War One reenactment enthusiasts have a very limited field to choose from but are served by www.schipperfabrik.com and Second World War Enthusiasts are covered by a firm called www.1944militaria.com based in the United Kingdom.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

As a start-up or development stage company, an investment in our company is considered a high risk investment whereby you could lose your entire investment.

We have just commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have never owned and/or operated business of selling theatrical costumes, film props or collector curios.  We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment

We have a history of losses since our inception which may continue and cause investors to lose their entire investment.

Classic Costume Company was formed on December 29, 2006 and has incurred net losses amounting to $641,406 from inception to December 31, 2007.

Classic Costume incurred a net loss of $141,406 for the year ended December 31, 2007. As of December 31, 2007 Classic Costume incurred a small working capital surplus of $3,410. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

Our business is dependent upon the implementation of our business plan, including our ability to make agreements with suppliers, customers and with respect to future investments. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to the Company’s potential inability to:

•	effectively manage our contemplated business operations;

•	recruit and retain key personnel;

•	successfully create and maintain relationships with vegetable oil producers and develop reliable feedstock supplies; and

•	develop new products that complement our contemplated business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated April 6, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

The loss of Carl Oberg, our chief executive officer, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Carl Oberg, our chief executive officer. The loss of services of Mr. Oberg will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise. As a result of our extremely limited operating history as well as the very recent emergence of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses. We expect to incur losses during the next 12 months of operations if not longer. We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, usage and acceptance of the Internet, changes in the demand for the our products and services, introductions or enhancements of products and services by us and our competitors, delays in the introduction or enhancement of products and services by us or our competitors, customer order deferrals in anticipation of new products, changes in our pricing policies or those of our competitors and suppliers, changes in the distribution channels through which products are purchased, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, our ability to attract, retain and motivate qualified personnel, changes in the mix of products and services sold, changes in foreign currency exchange rates and changes in general economic conditions. We are attempting to expand our channels of supply and distribution. There also may be other factors that significantly affect our quarterly results which are difficult to predict given our limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter. As a retail business, we expect to operate with little or no backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders and the ability of the Company to fulfill orders received within the quarter, all of which are difficult to forecast. Our expense levels are based in part on our expectations as to future orders and sales, which, given our limited operating history, are also extremely difficult to predict. Our expense levels are, to a large extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products and services in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, which could be material. Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.

We plan to use any revenues received to further develop and advance our range of re-enactment products, and to increase our sales and marketing. Many of the expenses associated with these activities (for example, costs associated with hiring professional consultants for historical accuracy of our product range) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

Because we have no operating history, we may not be able to successfully manage our business or achieve profitability and it will be difficult for you to evaluate an investment in our stock and you may lose your entire investment.

We were initially formed in January 2007 when we acquired World Wide. World Wide was initially formed in January 2005. We have a limited operation history. The market for products sold through the Internet has only recently begun to develop and is rapidly evolving.  Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment due to our lack of experience.

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our products and services are new and intensely competitive. We expect competition to persist, increase and intensify in the future as the markets for our products and services continue to develop and as additional companies enter each of its markets. We are aware of a few major retailers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products and services. Numerous product offerings and services that compete with those of ours can be expected in the near future. Intense price competition may develop in our markets. We face competition in the overall Internet market, as well as in each of the market segments where our products and services compete. We have multiple competitors for each of our products and services. Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and a more developed customer base.  We do not believe our markets will support the increasing number of competitors and their products and services. In the past, a number of product markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate one or more of our market segments. There can be no assurance that we will be able to compete effectively with current and future competitors.

Our future success depends upon successful sale of our products through electronic market medium, and if we do not successfully achieve significant market acceptance and usage of our products, such failure would materially adversely affect our business.

Many of our products and services are intended to be introduced for sale through this electronic market medium. Our success will depend largely upon the success of these and future products and services and marketing presentation enhancements. Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our business, results of operations and financial condition. If we are unable to successfully market our products and services, develop new products and services and enhancements, complete products and services currently under development, or if such new products and services or enhancements do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected. The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.

These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new products through the Internet in the near future.

Our future success will depend in significant part on our ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the our products and services in response to both evolving demands of the marketplace and competitive product offerings. As a result, demand for and market acceptance of new products or services are subject to a high level of uncertainty, risk and competition, and there are few proven products and services. These pressures may force us to incur significant expenditures to remain competitive in these marketplaces, and, if we fail to appropriately address these pressures, our business, financial condition and prospects could be materially adversely affected.

Our limited experience in implementing and conducting internet based commerce may impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business. We have limited experience in the businesses comprising our Internet/Direct Commerce business.  In order for our Internet/Direct Commerce business to succeed, we must, among other things:

•	make significant investments in our Internet/Direct Commerce business, including upgrading our technology and adding a significant number of new employees;
•	significantly increase our online traffic and sales volume;
•	attract and retain a loyal base of frequent visitors to our website;
•	expand the products and services we offer over our website;
•	respond to competitive developments and maintain a distinct brand identity;
•	form and maintain relationships with strategic partners;
•	provide quality customer service; and
•	continue to develop and upgrade our technologies.

We cannot assure that we will be successful in achieving these and other necessary objectives or that our Internet/Direct Commerce business will ever be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects would be materially adversely affected.

System failure could impair our reputation, damage our brands and adversely affect our products.

If our website systems cannot be expanded to satisfy increased demand or fail to perform, we could experience:

•	unanticipated disruptions in service;
•	slower response times;
•	decreased customer service and customer satisfaction; and/or
•	delays in the introduction of new products and services.

Occurrence of any of the above incidences could impair our reputation, damage our brands and materially and adversely affect our prospects.

Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our website service could impair our reputation, damage our brand name and materially adversely affect our prospects. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  We do not have a formal disaster recovery plan. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

We are using UJNA International as a source of most of our costumes. UJNA International is based in Kanpoor in Southern India. It is unique in its ability to match textiles and cloth samples and generate near perfect copies of original uniforms from historical photographs or illustrations. The loss of the services of UJNA International would severely impact our business.

If UJNA International were to cease operations, then our product line would cease to exist very quickly and we would have to cease business. To our knowledge no other company can match the product abilities and price of UJNA International.

In the unfortunate event that UJNA International ceases to produce and sell to Classic Costume, we cannot assure that we will be successful in finding a substitute for the same.  Our failure to find a substitute may lead to termination of our operation, and thus cause adverse effects to our prospects.

Transactions conducted on the internet involve security risks, and there can be no assurance that all of our customers’ transactions will be secure.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect our customer’s transaction data. Any compromise of our security could have a material adverse effect on our reputation.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  To the extent that activities of our or third-party contractors involve the storage and  transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose our company to a risk of loss or litigation and possible liability  which could have a material adverse effect on us.

Carl Oberg, a director and a chief executive officer, will only devote part time efforts to our business due to his involvement in other business interests until the completion of the offering.

The amount of time which Mr. Oberg, our director and officer will devote to our business will be limited.  Thus, there exist potential conflicts of interest including, among other things, time and effort with such other business entities.  Currently, Mr. Oberg is not involved in any other entity, which is engaged in a similar business as our company.  Mr. Oberg will not spend full time operating our company.  This may cause delays in the implementation of our business plan.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Even if the maximum offering is sold, unforeseeable circumstances may occur which could compel us to seek additional funds. Because the offering has no minimum amount, it can close with only a small amount of proceeds raised. Furthermore, future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could make the net proceeds of this offering insufficient to fund our proposed business plan. Thus, the proceeds of the offering may be insufficient to accomplish our objectives and we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an additional offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilative to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

We will apply for the issuance trademarks, “www.worldwiderelics.com” and “www.classiccostumecompany.com,” by the United States Patent and Trademark Office, and denial of the application may result in adverse material effects against our prospects.

Risks Relating to Our Common Shares

The Company's Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock.

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

The Company’s common stock may be subject to “penny stock” rules which may be detrimental to investors.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

ITEM 2.                      PROPERTIES

    We maintain our principal office at 1202 Lexington Avenue, Apt. 104, New York, New York 10028.  Our telephone number at that office is (646) 259-1009.  We currently do not occupy office space as our business is strictly e-commerce.  This arrangement is expected to continue until such time as it becomes necessary for us to relocate, as to which no assurances can be given.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “CCUC.” As of December 31, 2007, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2007, there were approximately 40 record owners of our common stock.

Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations or make acquisitions.

Recent Sales of Unregistered Securities

All sales of unregistered securities for the past three years have been previously reported on either Form 10-KSBs, Form 10-QSBs, or Form 8-Ks filed with the Securities and Exchange Commission.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended December 31, 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Revenue Recognition

Revenue is recognized when products are shipped or services are rendered.

Website Development Costs

Website development costs consist principally of outside consultants and related expenses.  We follow the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Website Development Costs,” which provides guidance in accounting for costs incurred to develop a website.  Our website is being continually changed on a regular basis as the business model continues to evolve.  Accordingly, due to the uncertainty of our future products, these costs are expensed as incurred and are included in website development costs.

Research and Development

Research and development costs are charged to expense as incurred.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b)  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d)  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Seasonality of Business

We expect there to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

RESULTS OF OPERATIONS

The Company commenced operations on December 29, 2006. Therefore, no comparison can be made between the twelve-month period ended December 31, 2007 and the corresponding period during the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, our cash on hand was $278; total current assets were $6,410, total current liabilities were $3,000 and total stockholders’ equity was $6,450.   Until the company achieves a net positive cash flow from operations, we intend to use debt to cover the anticipated negative cash flow into the second quarter of 2008, at which time we project to be operating in a positive cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 7.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2007, but not reported.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officer and directors and their age as of December 31, 2007, are as follows:

Name	Age	Positions
Carl Oberg	42	Chief Executive Officer, Principal Financial Officer and Secretary

E. Todd Owens	31	Vice President

Carl Oberg.
Mr. Oberg began his career working in the oil industry at Unocal Corporation in Los Angeles, California from 1989 to 1993; he worked in network technology at Cabletron Systems in Rochester, New Hampshire from 1993 to 1996. Mr. Oberg has worked on several National and International projects bringing them to conclusion on time and on or under budget.  In 1994, with Cabletron Systems, Mr. Oberg along with an associate developed the Express Services department which helped to make Cabletron System a leader in the Network Technology field.  Mr. Oberg then moved to England to develop the Express Services department to service the European sales force.

From 1999 to 2003, Mr. Oberg worked for Universal Studios in Universal City, California in a design and planning capacity, designing and managing national and international projects.  Upon leaving Universal Studios, Mr. Oberg has been working as a consultant with companies serving in various capacities.

He has attended Ottawa University and American Intercontinental University focusing on Information Technology.

E. Todd Owens. Mr. Owens served as the sole executive officer and director of our company from January 2007 to September 25, 2007, and thereafter he became a vice president. Since 2005 to present, Mr. Owens has served as a researcher for the American Foreign Policy Council. In addition, Mr. Owens is a member of the United States Marine Corps reserve. From 1999 to 2005, Mr. Owens served as an analyst/scout sniper for the United States Marine Corps and during 2004 and 2005 he was deployed in Iraq. From 2002 to 2004, Mr. Owens served as a Commodity Futures Specialist for Iowa Grain Company and from 2001 to 2002 as an Options Analyst for the Kansas City Board of Trade. Mr. Owens graduated from the University of Kansas in 2001 and from the Defense Language Institute in 2004. Mr. Owens is fluent Arabic.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether either of our directors qualifies as an “audit committee financial expert”, as defined in Item 401 of Regulation S-B.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2007, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Oberg	2007	--	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--	--
E. Todd Owens	2007	$4,440	--	--	--	--	--	--	--
	2006	--	--	$500,000	--	--	--	--	--

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

We do not pay directors compensation for their service as directors.

Employment and Other Agreements

We have not entered into any employment agreement as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 12, shares of common stock outstanding on March 31, 2007. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2008 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 12,957,117 shares of common stock outstanding as of March 31, 2008.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
J & J Global Assets Inc.	12,153,117	94%
Carl Oberg (2)	0	0
E. Todd Owens (2)	0	0
All officers and directors as a group (2 people)	0	0%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d) (1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Officer and/or director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock to E. Todd Owens for services provided as the sole executive officer and director.  On January 7, 2007, we issued an aggregate of 201,000 shares of common stock in consideration for all of the outstanding securities of World Wide Relics, Inc. In addition, we issued a promissory note in the amount of $30,000 repayable on January 7, 2008, which was repaid on September 25, 2007.

On September 25, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, J & J Global Assets Inc. purchased 10,000,000 shares of the issued and outstanding common stock of Classic Costume Company, Inc. (the “Company”) from E. Todd Owens, a shareholder of the Company, for $541,250 in cash.  Pursuant to the terms of a Securities Purchase Agreement, J & J Global Assets Inc. also purchased 2,153,117 shares of the issued and outstanding common stock of the Company, and a Warrant to purchase 15% of the outstanding shares of common stock of the Company for $108,750 in cash. The total of 12,153,117 shares represents 94% of the outstanding common stock of the Company. J & J Global Assets Inc. used personal funds to purchase the shares of the Company.   As part of the acquisition, and pursuant to the Stock Purchase Agreement, and Securities Purchase Agreement the following changes to the Company’s directors and officers have occurred:

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

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

5.01	Changes in control of registrant (2)

5.02	Departure of directors or principal officers; election of directors; appointment of principal officers. (2)

31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer and Principal Accounting/Financial Officer *

32.1	Section 1350 Certification of Principal Executive Officer and and Principal Accounting/Financial Officer. *

———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2007.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2007 and 2006 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $11,000 and $14,000, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLASSIC COSTUME, INC

April 15, 2008	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director

CLASSIC COSTUME, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CLASSIC COSTUME COMPANY, INC.
New York, N.Y.

We have audited the accompanying balance sheet of Classic Costume Company, Inc. as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2007, and the period from December 29, 2006 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Classic Costume Company, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, and the period from December 29, 2006 (Inception) to December 31, 2006, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated limited revenue since inception on December 29, 2006 and has sustained net losses of $641,406 since inception through December 31, 2007. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants

New York, N.Y.
April 6, 2008

CLASSIC COSTUME, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$278
Inventories	6,132
Total current assets	6,410

OTHER ASSETS
Capitalized software costs, net	225
Intangibles	2,815
Total assets	$9,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,000
Total current liabilities	3,000

Stockholders' Equity
Preferred stock , $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-
Common stock , $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957
Additional Paid-In Capital	634,899
Deficit accumulated during the development stage	(641,406)
Total stockholders' equity	6,450

Total liabilities and stockholders' equity	$9,450

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Totals
		From Inception	From Inception
	For the	(December 29, 2006)	(December 29, 2006)
	Year Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenue	$14,078	$-	$14,078
Costs of revenue	5,683	-	5,683

Gross profit	8,395	-	8,395

General and administrative expenses
Officer compensation	4,440	500,000	504,440
Legal fees	107,656	-	107,656
Audit fees	11,000	-	11,000
Amortization of intangibles	10,885	-	10,885
Printing	3,512	-	3,512
Postage	1,431	-	1,431
Impairment of intangible	(996)	-	(996)
Other	10,040	-	10,040
Total operating expenses	147,968	500,000	647,968

Loss from operations	(139,573)	(500,000)	(639,573)

Other income (expense):
Interest expense	(1,833)	-	(1,833)

Net loss	$(141,406)	$(500,000)	$(641,406)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.01)	$(0.04)	$(0.05)

Weighted average shares
outstanding - basic and diluted	12,546,799	12,546,799	12,546,799

The accompanying notes to the financial statements are an integral part of these statements

CLASSIC COSTUME, INC. & SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 30, 2007	-	$-	12,957,117	$12,957	$634,899	$(641,406)	$6,450

The accompanying notes to the financial statements are an integral part of these statements

CLASSIC COSTUME, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
		From Inception	From Inception
	For the	(December 29, 2006)	(December 29, 2006)
	Year Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2007

Cash flows from operating activities:
Net loss	$(141,406)	$(500,000)	$(641,406)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible	(996)	-	(996)
Amortization	10,885	-	10,885
Common stock issued for services	107,656	500,000	607,656

Increase in assets and liabilities:
Inventories	(1,140)	-	(1,140)
Accounts payable and accrued expenses	(9,167)	-	(9,167)

Net cash used in operating activities	(34,168)	-	(34,168)

Cash flows from investing activities:
Trademark procurement costs	(3,100)	-	(3,100)
Net cash used in investing activities	(3,100)	-	(3,100)

Cash flows from financing activities:
Cash overdraft	(10)	-	(10)
Advance from shareholder	7,406	-	7,406
Proceeds from sale of capital stock	30,150	-	30,150
Net cash provided by financing activities	37,546	-	37,546

Net increase in cash and cash equivalents	278	-	278
Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$278	$-	$278

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$30,000	$-	$-
Common stock issued for investment in subsidiary	$10,050	$-	$-
Total assets acquired	$5,292	$-	$-
Total liabilities acquired	$(17,735)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements

Classic Costume Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007
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

On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered amounting to $500,000. The issuance of these shares and the related expenses are reflected in the accompanying financial statements as of December 31, 2006.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Classic Costume, Inc. and its wholly owned subsidiary, World Wide Relics, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Inventories
Inventory is valued at the lower of cost or market and consists of finished goods. The cost is determined by using the actual amount paid to acquire the items.

  Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Recoverability of Long-Lived Assets
At December 31, 2007, the Company determined that the intangible asset associated with the acquisition of World Wide Relics, Inc. was impaired; accordingly, the unamortized balance of $41,968 was written off.  Further, the seller of World Wide Relics, Inc. agreed to cancel the purchase note of $30,000 and an advance from shareholder of $11,130.  Such amounts were netted against the impairment.

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at December 31, 2007.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consists of a trademark on the Company’s name and its website.

As of December 31, 2007 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	December 31, 2007
	Intangible Assets	Accumulated Amortization
Trademark	$3,200	$285
Total	$3,200	$285

Amortization of the trademark, recorded on a straight line basis over its estimated useful life of five years was $285 and $0 for the years ended December 31, 2007 and December 31, 2006, respectively.

 Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Issued Accounting Standards
In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.”  Under these rules, a "Smaller Reporting Company" is a company with a public float less than $75,000,000 (measured at end of Q2).  Companies that meet this definition are able to elect "scaled disclosure standards" on an item-by-item or "a-la-carte" basis.  With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Issued Accounting Standards (Cont’d)

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b)  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d)  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Note 5 – Change of Control of Registrant

On September 25, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, J & J Global Assets Inc. purchased 10,00,000 shares of the issued and outstanding common stock of Classic Costume Company, Inc. (the “Company”) from E. Todd Owens, CEO of the Company, for $541,250 in cash.  Pursuant to the terms of a Securities Purchase Agreement, J & J Global Assets Inc. also purchased 2,153,117 shares of the issued and outstanding common stock of the Company, and a Warrant to purchase 15% of the outstanding shares of common stock of the Company for $108,750 in cash. The total of 12,153,117 shares represents 94% of the outstanding common stock of the Company. J & J Global Assets Inc. used personal funds to purchase the shares of the Company.  As part of the acquisition, and pursuant to the Stock Purchase Agreement, and Securities Purchase Agreement the following changes to the Company’s directors and officers have occurred:

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
o  Also as of September 25, 2007, E. Todd Owens was appointed as a Company Vice President.

Classic Costume Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6-Acquisition

On January 17, 2007, the Company executed and consummated a Stock Purchase Agreement with the sole shareholders of World Wide Relics, Inc. where the Company acquired all of the issued and outstanding capital stock of World Wide Relics, Inc. In consideration for the stock of the Company issued to the former shareholder of the acquired subsidiary 201,000 shares of the Company’s common stock and a promissory note for $30,000 bearing interest at the rate of seven percent, due March 31, 2008.  The note payable was forgiven by its holder on December 10, 2007.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$40,050
Total assets	(5,292)
Total liabilities	17,735
Identifiable intangible assets	$52,493

Amortization expense for the Company’s intangibles amounted to $10,885 for the year ended December 31, 2007.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:

December 31, 2006
Net revenues	$1,252
Net loss applicable to common shareholders	$(7,484)
Basic and diluted net loss per share	$0.01

Note 7-Income Taxes

The reconciliation of income tax expense to the federal statutory rate is as follows:

	2007	2006
Expected income tax (benefit) at federal statutory rate (35%)	(50,000)	(175,000)
State tax (benefit), net of Federal effect	(7,000)	(25,000)
Net operating loss of subsidiary prior to acquisition	-	(5,000)
Amortization of intangibles	4,000	-
Stock based compensation	43,000	200,000
Increase in valuation allowance	10,000	5,000
	0	0

The Company has a net operating loss of $37,000 as of December 31, 2007, which will expire in 2027.  The composition of deferred tax assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets
Benefit from carryforward of net operating loss	$15,000	$5,000
Less valuation allowance	(15,000)	(5,000)
Net deferred tax asset	$-	$-