Form 10KSB/A
period 2007-12-31
CLASSIC COSTUME CORP INC
filed 2008-04-23
CIK 1391117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-KSB/A

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

For information concerning these factors and related matters, please read our prospectus and our SB-2 Registration Statement. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

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

Director Independence

Our directors are not “independent” directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
5.01	Changes in control of registrant (2)
5.02	Departure of directors or principal officers; election of directors; appointment of principal officers. (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
32.1	Section 1350 Certification of Principal Executive Officer. *

———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2007.

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

CLASSIC COSTUME, INC

April 22, 2008	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director

 CLASSIC COSTUME COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CLASSIC COSTUME COMPANY, INC.
New York, N.Y.

We have audited the accompanying balance sheet of Classic Costume Company, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2007, and the period from December 29, 2006 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Totals
		From Inception	From Inception
	For the	(December 29, 2006)	(December 29, 2006)
	Year Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenue	$14,078	$-	$14,078
Costs of revenue	5,683	-	5,683

Gross profit	8,395	-	8,395

General and administrative expenses
Officer compensation	4,440	500,000	504,440
Legal fees	107,656	-	107,656
Audit fees	11,000	-	11,000
Amortization of intangibles	10,885	-	10,885
Printing	3,512	-	3,512
Postage	1,431	-	1,431
Impairment of intangible	(996)	-	(996)
Other	10,040	-	10,040
Total operating expenses	147,968	500,000	647,968

Loss from operations	(139,573)	(500,000)	(639,573)

Other income (expense):
Interest expense	(1,833)	-	(1,833)

Net loss	$(141,406)	$(500,000)	$(641,406)

( Loss) per share:
Basic and diluted earnings (loss) per share	$(0.01)	$(0.05)

Weighted average shares
outstanding - basic and diluted	12,546,799	10,000,000

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	$-	12,957,117	$12,957	$634,899	$(641,406)	$6,450

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Totals
		From Inception	From Inception
	For the	(December 29, 2006)	(December 29, 2006)
	Year Ended	Through	Through
	December 31, 2007	December 31, 2006	December 31, 2007

Cash flows from operating activities:
Net loss	$(141,406)	$(500,000)	$(641,406)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible	(996)	-	(996)
Amortization	10,885	-	10,885
Common stock issued for services	107,656	500,000	607,656

Increase in assets and liabilities:
Inventories	(1,140)	-	(1,140)
Accounts payable and accrued expenses	(9,167)	-	(9,167)

Net cash used in operating activities	(34,168)	-	(34,168)

Cash flows from investing activities:
Trademark procurement costs	(3,100)	-	(3,100)
Net cash used in investing activities	(3,100)	-	(3,100)

Cash flows from financing activities:
Cash overdraft	(10)	-	(10)
Advance from shareholder	7,406	-	7,406
Proceeds from sale of capital stock	30,150	-	30,150
Net cash provided by financing activities	37,546	-	37,546

Net increase in cash and cash equivalents	278	-	278
Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$278	$-	$278

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$30,000	$-	$30,000
Common stock issued for investment in subsidiary	$10,050	$-	$10,050
Total assets acquired	$5,292	$-	$5,292
Total liabilities acquired	$(17,735)	$-	$(17,735)

The accompanying notes to the financial statements are an integral part of these statements

Classic Costume Company, Inc. and Subsidiary

(a development stage company)
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

(a development stage company)
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

Classic Costume Company, Inc. and Subsidiaries

(a development stage company)
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

As of December 31, 2007 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	December 31, 2007
	Intangible Assets	Accumulated Amortization
Trademark	$3,100	$285
Total	$3,100	$285

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

Classic Costume Company, Inc. and Subsidiaries

(a development stage company)
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

(a development stage company)
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

Note 4-Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock- 5,000,000 $.001 par value shares.
Common Stock- 50,000,000 $.001 par value shares.

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services. The issuance of these shares are reflected in the Company’s financial statements as of December 31, 2006.  In January 2007 the Company issued 2,354,117 common shares valued at $0.05 to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.  In June 2007 the Company issued 603,000 shares in a public offering of shares at $.05 per share.

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

(a development stage company)
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