Form 10-Q
period 2008-03-31
CLASSIC COSTUME CORP INC
filed 2008-05-16
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _____________

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

Yes  ☒     No ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2008 was 12,957,117.

Transitional Small Business Disclosure Format (Check one):               Yes ☐     No ☒

CLASSIC COSTUME COMPANY, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited) and from Inception (December 29, 2006), to March 31, 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited) and from Inception (December 27, 2006, to March 31, 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	17

PART II - Other Information (Items 1-6)	17-18

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	$278
Inventories	6,400	6,132
Total current assets	6,410	6,410

OTHER ASSETS
Capitalized software costs, net	200	225
Intangibles	2,660	2,815
Total assets	$9,270	$9,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,000	$3,000
Advance from shareholder	20,000	-
Total current liabilities	23,000	3,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957	12,957
Additional Paid-In Capital	634,899	634,899
Deficit accumulated during the development stage	(661,586)	(641,406)
Total stockholders' equity	(13,730)	6,450

Total liabilities and stockholders' equity	$9,270	$9,450

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
	For the three	For the three	(December 29, 2006)
	months ended	months ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$-	$7,476	$14,078
Costs of revenue	-	2,194	5,683

Gross profit	-	5,282	8,395

General and administrative expenses
Officer compensation	-	-	504,440
Legal fees	-	107,656	107,656
Audit fees	20,000	3,000	31,000
Amortization of intangibles	180	2,650	11,065
Printing	-	-	3,512
Postage	-	-	1,431
Impairment of intangible	-	-	(996)
Other	-	90	10,040
Total operating expenses	20,180	113,396	668,148

Loss from operations	(20,180)	(108,114)	(659,753)

Other income (expense):
Interest expense	-	-	(1,833)

Net loss	$(20,180)	$(108,114)	$(661,586)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	12,957,117	12,354,117

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	-	12,957,117	12,957	634,899	(641,406)	6,450

Net loss	-	-	-	-	-	(20,180)	(20,180)
Balance, March 31, 2008 (Unaudited)	-	$-	12,957,117	$12,957	$634,899	$(661,586)	$(13,730)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
	For the three	For the three	(December 29, 2006)
	months ended	months ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008

Cash flows from operating activities:
Net loss	$(20,180)	$(108,494)	$(661,586)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible		-	(996)
Amortization	180	2,650	11,065
Common stock issued for services	-	107,656	607,656

Increase in assets and liabilities:
Inventories	(268)	2,109	(1,408)
Accounts payable and accrued expenses	-	(10,620)	(9,167)

Net cash used in operating activities	(20,268)	(6,699)	(54,436)

Cash flows from investing activities:
Trademark procurement costs	-	-	(3,100)
Net cash used in investing activities	-	-	(3,100)

Cash flows from financing activities:
Cash overdraft	-	(10)	(10)
Advance from shareholder	20,000	7,405	27,406
Proceeds from sale of capital stock	-	-	30,150
Net cash provided by financing activities	20,000	7,395	57,546

Net increase in cash and cash equivalents	(268)	696	10
Cash and cash equivalents - beginning of period	278	-	-

Cash and cash equivalents - end of period	$10	$696	$10

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$-	$30,000	$30,000
Common stock issued for investment in subsidiary	$-	$10,050	$10,050
Total assets acquired	$-	$5,292	$5,292
Total liabilities acquired	$-	$(17,735)	$(17,735)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

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

Revenue Recognition
The  Company   follows  the  guidance  of  the   Securities   and  Exchange Commission's  Staff  Accounting  Bulletin 104 for revenue  recognition.  In general,  the  Company  records  revenue  when  persuasive  evidence  of an arrangement  exists,  services have been  rendered,  the sales price to the customer  is  fixed  or  determinable,  and  collectability  is  reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at March 31, 2008.

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

As of March 31, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	March 31, 2008
	Intangible Assets	Accumulated Amortization
Trademark	$3,100	$440
Total	$3,100	$440

Amortization of the trademark, recorded on a straight line basis over its estimated useful life of five years was $180 and $25 for the three months ended March 31, 2008 and March 31, 2007, respectively.

 Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Recent Issued Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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
(Unaudited)

Recent Issued Accounting Standards (Cont’d)
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

Note 4-Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock- 5,000,000 $.001 par value shares.
Common Stock- 50,000,000 $.001 par value shares.

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services. The issuance of these shares is reflected in the Company’s financial statements as of December 31, 2006.  In January 2007 the Company issued 2,354,117 common shares valued at $0.05 to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.  In June 2007 the Company issued 603,000 shares in a public offering of shares at $.05 per share.

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
(Unaudited)

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

Amortization expense for the Company’s intangibles amounted to $0 and $2,625 for the three months ended March 31, 2008, and March 31, 2007, respectively.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:
March 31, 2007
Net revenues	$7,476
Net loss applicable to common shareholders	5,192
Basic and diluted net income per share	0.01

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our most recent Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES (Cont’d.)

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

New Accounting Pronouncements (Cont’d.)

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2008. The Company did not have any sales for the first quarter, as compared to sales for $7,476 for the comparable period last year. The Company continued its development of its uniform product line, and it managed to procure original metal dies used to make authentic historic uniform belt buckles from a firm in Birmingham, England.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Mr. Oberg, who serves as both the Chief Executive Officer and Chief Financial Officer (the “Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
5.01	Changes in control of registrant (2)
5.02	Departure of directors or principal officers; election of directors; appointment of principal officers. (2)
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer. *
32.2	Section 1350 Certification of Principal Financial Officer. *
———————
*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLASSIC COSTUME, INC

May 16, 2008	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director