Form 10-Q
period 2008-06-30
CLASSIC COSTUME CORP INC
filed 2008-08-19
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-45678

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8317658 (I.R.S. Employer Identification No.)

1202 Lexington Avenue, APT. 104, New York, New York 10028
(Address of principal executive offices)

646-259-1009
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ]                 Accelerated filer [ ]
Non-accelerated filer   [  ]                 Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of Common Stock of the issuer outstanding as of July 29, 2008 was 26,591,546.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CLASSIC COSTUME COMPANY, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited) and from Inception (December 29, 2006), to June 30, 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity Deficit (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited) and from Inception (December 27, 2006, to June 30, 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	17

PART II - Other Information (Items 1-6)	17-18

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396	$278
Inventories	6,319	6,132
Total current assets	6,715	6,410

OTHER ASSETS
Capitalized software costs, net	175	225
Intangibles	2,505	2,815
Total assets	$9,395	$9,450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,000	$3,000
Advance from shareholder	23,000	-
Total current liabilities	27,000	3,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957	12,957
Additional Paid-In Capital	634,899	634,899
Deficit accumulated during the development stage	(665,461)	(641,406)
Total stockholders' equity (deficit)	(17,605)	6,450

Total liabilities and stockholders' equity (deficit)	$9,395	$9,450

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(December 29, 2006)
	For the three months ended:		For the six months ended:		Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$386	$673	$386	$8,149	$14,464
Costs of revenue	81	180	81	2,374	5,764

Gross profit	305	493	305	5,775	8,700

General and administrative expenses
Officer compensation	-	-	-	-	504,440
Legal fees	-	-	-	107,656	107,656
Audit fees	4,000	-	24,000	3,000	35,000
Amortization of intangibles	180	2,650	360	5,300	11,245
Printing	-	-	-	-	3,512
Postage	-	-	-	-	1,431
Impairment of intangible	-	-	-	-	(996)
Other	-	201	-	291	10,040
Total operating expenses	4,180	2,851	24,360	116,247	672,328

Loss from operations	(3,875)	(2,358)	(24,055)	(110,472)	(663,628)

Other income (expense):
Interest expense	-	525	-	905	1,833

Net loss	$(3,875)	$(2,883)	$(24,055)	$(111,377)	$(665,461)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	12,957,117	12,555,117	12,957,117	12,454,617

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	-	12,957,117	12,957	634,899	(641,406)	6,450

Net loss	-	-	-	-	-	(24,055)	(24,055)
Balance, June 30, 2008 (Unaudited)	-	$-	12,957,117	$12,957	$634,899	$(665,461)	$(17,605)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(December 29, 2006)
	For the six months ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(24,055)	$(111,377)	$(665,461)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible	-	-	(996)
Amortization	360	5,300	11,245
Common stock issued for services	-	107,656	607,656

Increase in assets and liabilities:
Inventories	(187)	(1,354)	(1,605)
Accounts payable and accrued expenses	1,000	(10,095)	(8,167)

Net cash used in operating activities	(22,882)	(9,870)	(57,328)

Cash flows from investing activities:
Trademark procurement costs	-	-	(3,100)
Net cash used in investing activities	-	-	(3,100)

Cash flows from financing activities:
Cash overdraft	-	(10)	(10)
Advance from shareholder	23,000	7,405	30,406
Proceeds from sale of capital stock	-	30,150	30,150
Net cash provided by financing activities	23,000	37,545	60,546

Net increase in cash and cash equivalents	118	27,675	118
Cash and cash equivalents - beginning of period	278	-	-

Cash and cash equivalents - end of period	$396	$27,675	$118

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$-	$30,000	$30,000
Common stock issued for investment in subsidiary	$-	$10,050	$10,050
Total assets acquired	$-	$5,292	$5,292
Total liabilities acquired	$-	$(17,735)	$(17,735)

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
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at June 30, 2008.

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

As of June 30, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	June 30, 2008
	Intangible Assets	Accumulated Amortization
Trademark	$3,100	$595
Total	$3,100	$595

Amortization of the trademark, recorded on a straight line basis over its estimated useful life of five years, equaled $310 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively.

  Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Recent Issued Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

Amortization expense for the Company’s intangibles amounted to $0 and $5,250 for the six months ended June 30, 2008, and June 30, 2007, respectively.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:
June 30, 2007
Net revenues	$8,149
Net income applicable to common shareholders	5,484
Basic and diluted net income per share	0.00

At December 31, 2007, the Company determined that the intangible asset associated with the acquisition of World Wide Relics, Inc. was impaired; accordingly, the unamortized balance of $41,968 was written off.  Further, the seller of World Wide Relics, Inc. agreed to cancel the purchase note of $30,000 and an advance from shareholder of $11,130.  Such amounts were netted against the impairment.

Note 7. Subsequent Event

On July 8, 2008, the Company hired James Michael Ator to perform the duties of Chief Financial Officer for the duration of five weeks. Mr. Ator will be paid $3,000 for services performed. This contract expired on August 8, 2008.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended June 30, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our most recent Form 10-KSB.

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

•
Authentics —are re-enactors on the opposite end of the spectrum from Farbs. They try to recreate life in the Civil war to the fullest, researching details of material goods and operations in a quest for accuracy. Often they will nitpick every detail of authenticity, to the point where they are known as a "thread counter", a person who criticizes other people because they are even slightly off from authentic.

•
Mainstreamer —the last type of reenactor really doesn't have an official label, but is often called the "Mainstreamer." These reenactors are somewhere between farb and authentic. They are more common than either farbs or authentics.

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

 RESULTS OF OPERATIONS

Quarter Ended June 30, 2008. The Company’s sales for the six months ended June 30, 2008, equaled $386, as compared to sales for $8,149 for the comparable period last year.  The cost of sales for the six months ended June 30, 2008, equaled $81, as compared to sales for $2,374 for the comparable period last year.   The Company continued its development of its uniform product line, and it managed to procure original metal dies used to make authentic historic uniform belt buckles from a firm in Birmingham, England.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASSIC COSTUME, INC

August 18, 2008	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director