Form 10-Q
period 2008-09-30
CLASSIC COSTUME CORP INC
filed 2008-11-12
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of Common Stock of the issuer outstanding as of  September 30, 2008 was 12,957,117.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CLASSIC COSTUME COMPANY, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited) and from Inception (December 29, 2006), to September 30, 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited) and from Inception (December 29, 2006) to September 30, 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operatio	13-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	17

PART II - Other Information (Items 1-6)	17-18

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132	$278
Inventories	6,579	6,132
Total current assets	6,711	6,410

OTHER ASSETS
Capitalized software costs, net	150	225
Intangibles	2,350	2,815
Total assets	$9,211	$9,450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,000	$3,000
Advance from shareholder	27,000	-
Total current liabilities	31,000	3,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957	12,957
Additional Paid-In Capital	634,899	634,899
Deficit accumulated during the development stage	(669,645)	(641,406)
Total stockholders' equity (deficit)	(21,789)	6,450

Total liabilities and stockholders' equity (deficit)	$9,211	$9,450

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					Totals
					From Inception
					(December 29, 2006)
	For the three months ended:		For the nine months ended:		Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$-	$5,686	$386	$13,835	$14,464
Costs of revenue	-	548	81	2,922	5,764

Gross profit	-	5,138	305	10,913	8,700

General and administrative expenses
Officer compensation	-	4,440	-	4,440	504,440
Legal fees	-	-	-	107,656	107,656
Audit fees	4,000	4,000	28,000	7,000	39,000
Amortization of intangibles	180	2,780	540	8,080	11,425
Printing	-	3,512	-	3,512	3,512
Postage	-	1,011	-	1,011	1,431
Impairment of intangible	-	-	-	-	(996)
Other	4	7,626	4	7,917	10,044
Total operating expenses	4,184	23,369	28,544	139,616	676,512

Loss from operations	(4,184)	(18,231)	(28,239)	(128,703)	(667,812)

Other expense:
Interest expense	-	525	-	1,430	1,833

Net loss	$(4,184)	$(18,756)	$(28,239)	$(130,133)	$(669,645)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	12,957,117	12,555,117	12,957,117	12,623,958

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	-	12,957,117	12,957	634,899	(641,406)	6,450

Net loss	-	-	-	-	-	(28,239)	(28,239)
Balance, September 30, 2008 (Unaudited)	-	$-	12,957,117	$12,957	$634,899	$(669,645)	$(21,789)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(December 29, 2006)
	For the nine months ended		Through
	September 30, 2008	September 30, 2007	September 30, 2008

Cash flows from operating activities:
Net loss	$(28,239)	$(130,133)	$(669,645)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible	-	-	(996)
Amortization	540	8,080	11,245
Common stock issued for services	-	107,656	607,656

Increase (decrease) in assets and liabilities:
Accounts receivable	-	(5,546)	-
Inventories	(447)	(3,255)	(1,588)
Accounts payable and accrued expenses	1,000	(10,570)	(8,167)

Net cash used in operating activities	(27,146)	(33,768)	(61,314)

Cash flows from investing activities:
Trademark procurement costs	-	(3,100)	(3,100)
Net cash used in investing activities	-	(3,100)	(3,100)

Cash flows from financing activities:
Cash overdraft	-	(10)	(10)
Advance from shareholder	27,000	7,405	34,406
Proceeds from sale of capital stock	-	30,150	30,150
Net cash provided by financing activities	23,000	37,545	64,546

Net increase (decrease) in cash and cash equivalents	(146)	677	132
Cash and cash equivalents - beginning of period	278	-	-

Cash and cash equivalents - end of period	$132	$677	$132

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$-	$30,000	$30,000
Common stock issued for investment in subsidiary	$-	$10,050	$10,050
Total assets acquired	$-	$5,292	$5,292
Total liabilities acquired	$-	$(17,735)	$(17,735)

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
(a development stage company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

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
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at September 30, 2008.

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

As of September 30, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	September 30, 2008
	Intangible Assets	Accumulated Amortization
Trademark	$3,100	$750
Total	$3,100	$750

Amortization of the trademark, recorded on a straight line basis over its estimated useful life of five years, equaled $465 and $130 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

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
o  Also, as of September 25, 2007, E. Todd Owens was appointed as a Company Vice President.

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

Amortization expense for the Company’s intangibles amounted to $0 and $8,080 for the nine months ended September 30, 2008, and September 30, 2007, respectively.

 The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of World Wide Relics, Inc. had occurred as of the following period:
September 30, 2007
Net revenues	$13,835
Net income applicable to common shareholders	9,021
Basic and diluted net income per share	0.00

As of December 31, 2007, the Company determined that the intangible asset associated with the acquisition of World Wide Relics, Inc. was impaired; accordingly, the unamortized balance of $41,968 was written off.  Further, the seller of World Wide Relics, Inc. agreed to cancel the purchase note of $30,000 and an advance from shareholder of $11,130.  Such amounts were netted against the impairment.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our most recent Form 10-KSB.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008. The Company’s sales for the nine months ended September 30, 2008, equaled $386, as compared to sales for $13,835 for the comparable period last year.  The cost of sales for the nine months ended September 30, 2008, equaled $81, as compared to the cost of sales equaling $2,922 for the comparable period last year.   The Company continued its development of its uniform product line, and it managed to procure original metal dies used to make authentic historic uniform belt buckles from a firm in Birmingham, England.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASSIC COSTUME, INC

November 12, 2008	By:	/s/ Carl Oberg
Carl Oberg
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director