Form 10-K
period 2008-12-31
CLASSIC COSTUME CORP INC
filed 2009-03-31
CIK 1391117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to                      .

Commission File Number 333-45678

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8317658 (I.R.S. Employer Identification No.)

1202 Lexington Avenue, APT. 104, New York, New York 10028
(Address of principal executive offices)

646-259-1009
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒	Non-Accelerated Filer ☐
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2008, were $2,886.

As of March 31, 2009, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $40,200. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

CLASSIC COSTUME COMPANY, INC.
(a development stage company)

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

For information concerning these factors and related matters, please read our prospectus. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

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

Overview

    We are a development stage corporation formed to produce and market our unique line of historical costumes and reenactment clothing lines, and through our website with the registered domain name of WorldWideRelics.Com. The website is inactive as of March 31, 2009, as we are updating it and adding new features.  To date, we have completed our range of political uniforms known as “Britain in the 1930’s” and have had reasonable success selling these items to the growing market of world wide enthusiasts and collectors. We intend to add new ranges of product covering the Civil War reenactment market by producing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor. This range includes both uniforms as well as accoutrements such as boots, belts and back packs produced to a museum quality standard. The final business group is the marketing and sale of high quality copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups that are appearing world wide.

    Enthusiasts can shop from their computers. A virtual store will exist on that portion of the Internet known as the World Wide Web. You get to the store by entering its Web address, called a "universal resource locator, ("URL"), into a Web browser.  We registered and trademarked our website domain name, “worldwiderelics.com.”

    Once a product is selected for purchase, through our “shopping cart”, a form will be presented to you on the screen with the description and availability of the product, shipping times or any delays, payment information. Payment methods will include: a. selecting a telephone number to call and place your order, (b) E-mail to transmit credit card or electronic funds transfer ("ETF") or (c) pay through a secured a Secured Electronic Transfer, ("SET").

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

•
We will be producing CD ROM's containing information about us, the store, samples of titles with good resolution images and other interesting stories and information about our origin and our products. We will list our URL with the various Web search engines such as Google, Yahoo, etc.

ITEM 1.        BUSINESS (Cont’d.)
Business Plan Implementation (Cont’d.)

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

The Technology

    We are using UJNA International to manufacture our product line. UJNA International is a well established provider of historical costumes having provided to such media organizations as ABC and numerous film companies. They offer an eclectic range of goods from Civil Re-enactment supplies through to full uniforms for those who re-enact battle scenes. UJNA International has interests in tannery facilities and a textile mill based in the surrounds of Kampoor in Southern India. By virtue of economies of scale they are able to produce, dye and cut small production runs of cotton or woolen cloth that would be impossible to replicate in the west on a cost efficient basis.

UJNA International offers Classic Costume Company the most effective point of sale systems to fulfill the amateur re-enactors needs. Once our website is active customers may download a measurement chart from the website of www.worldwiderelics.com, so the amateur enthusiast is able to email his or her measurements to the dedicated email address and make a credit card payment through Pay Pal. Upon receipt of this information the measurements are formatted and emailed to UJNA International for fulfillment. Within ten days the finished product is drop shipped from Kanpoor in India direct to the purchaser.

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

    Because UJNA International uses cheap labor that stitches by hand all products offered are all but indistinguishable from period articles. As the costs of low volume production in India are a fraction of the costs in the United States, Classic Costume is able to deliver the product and still make a profit since the margin after shipping costs is relatively high.

Products

    We intend to manufacture and sell a range of historical costumes to the amateur re-enactor. To date, we have completed a range known as ‘Britain in the 1930’s’ and consists of museum quality bespoke copies of various political uniforms worn in Great Britain in the 1930’s. This line includes emblematic belts, shirts and other paraphernalia content before the Second World War.

    We are also developing in conjunction with UJNA International and range of museum quality copies of Civil War uniforms covering both Confederate and Union forces. In conjunction with this launch we will be releasing a complete film company quality range of uniforms from the both World War One and Two to cater to the growing market of re-enactors and living history groups that cover these periods of history.

ITEM 1.        BUSINESS (Cont’d.)

Merchandising and Internet/Direct Commerce

    Our retail merchandising and Internet/Direct Commerce businesses will becompeting in the consumer products and specialty retail businesses as well as the electronic commerce industry, all of which are highly competitive. The leading competitors of our merchandising business include brick and mortar re-enactment resource stores, businesses that have been long established and known in re-enactment circles, and such Internet sites offering related products such as Ebay.com. We compete on the basis of our content, the quality, uniqueness, price and assortment of our products, service to customers and proprietary customer lists developed through direct contact with potential customers at militaria shows.

Competition

    We face competition in every area of our existing and proposed businesses from other companies that have set up Web Sites to offer re-enactment products for sale at competitive prices. The competitors are broken down by product segmentation into three key areas. Those selling civil war re-enactment supplies such as uniforms and period weapons, etc.; those selling services such as costume hire and retired film company props. The third segment is those internet stores selling a range of civil war, Second World War surplus to the re-enactment enthusiast.

Amongst the competitors is Fall Creek Suttlery, Inc, www.fcsutler.com, founded in 2003. The range of uniform products on offer gives some idea of the market size. A typical civil war style uniform jacket is offered for sale at $149.

    Mercury Supply Company of Livingston, Texas offers an online catalogue and is a pure e-commerce business. Again the company is privately held so no figures are available for turnover of profitability. The average cost of reenactment uniforms for both North and South is around $250.

The following are some of the other competitors in the market: www.tombstoneoutfitters.com, www.ccsutlery whilst World War One reenactment enthusiasts have a very limited field to choose from but are served by www.schipperfabrik.com and Second World War Enthusiasts are covered by a firm called www.1944militaria.com based in the United Kingdom.

ITEM 1A.      RISK FACTORS

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

We have recently commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have limited experience selling theatrical costumes, film props or collector curios.  We may incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.

ITEM 1A.     RISK FACTORS (Cont’d.)

We have a history of losses since our inception which may continue and cause investors to lose their entire investment.

Classic Costume Company was formed on December 29, 2006 and has incurred net losses amounting to $701,837 from inception to December 31, 2008.

Classic Costume incurred a net loss of $60,431 for the year ended December 31, 2008, and a net loss of $141,406 for the year ended December 31, 2007. As of December 31, 2008 Classic Costume incurred a working capital deficit of approximately $48,500. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

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

Some of these risks relate to the Company’s potential inability to:

•	effectively manage our contemplated business operations;

•	recruit and retain key personnel;

•	successfully create and maintain relationships with reliable suppliers; and

•	develop new products that complement our contemplated business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated March 27, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

ITEM 1A.     RISK FACTORS (Cont’d.)

The loss of Gary Spaniak, our chief executive officer, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Gary Spaniak, our chief executive officer. The loss of services of Mr. Spaniak will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

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

ITEM 1A. RISK FACTORS (Cont’d.)

Because we have limited operating history, we may not be able to successfully manage our business or achieve profitability and it will be difficult for you to evaluate an investment in our stock and you may lose your entire investment.

We were initially formed in January 2007 when we acquired World Wide. World Wide was initially formed in January 2005. We have a limited operation history. The market for products sold through the Internet has only recently begun to develop and is rapidly evolving.  While our website is inactive, we may experience limited sales.  Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment due to our lack of experience.

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

Our future success will depend in significant part on our ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the our products and services in response to both evolving demands of the marketplace and competitive product offerings. As a result, demand for and market acceptance of new products or services is subject to a high level of uncertainty, risk and competition, and there are few proven products and services. These pressures may force us to incur significant expenditures to remain competitive in these marketplaces, and, if we fail to appropriately address these pressures, our business, financial condition and prospects could be materially adversely affected.

ITEM 1A.      RISK FACTORS (Cont’d.)

Our limited experience in implementing and conducting internet based commerce may impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business. While our website is inactive, we may experience limited sales. We have limited experience in the businesses comprising our Internet/Direct Commerce business.  In order for our Internet/Direct Commerce business to succeed, we must, among other things:

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

ITEM 1A.     RISK FACTORS (Cont’d.)

Transactions conducted on the internet involve security risks, and there can be no assurance that all of our customers’ transactions will be secure.

We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect our customer’s transaction data. Any compromise of our security could have a material adverse effect on our reputation.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  To the extent that activities of our or third-party contractors involve the storage and  transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose our company to a risk of loss or litigation and possible liability  which could have a material adverse effect on us.

Gary Spaniak, a director and a chief executive officer, will only devote part time efforts to our business due to his involvement in other business interests until the completion of the offering.

The amount of time which Mr. Spaniak, our director and officer will devote to our business will be limited.  Thus, there exist potential conflicts of interest including, among other things, time and effort with such other business entities.  Currently, Mr. Spaniak is involved in one other entity, which is engaged in a similar business as our company.  Mr. Spaniak will not spend full time operating our company.  This may cause delays in the implementation of our business plan.

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

ITEM 1A.      RISK FACTORS (Cont’d.)

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

The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share.  The securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the year ended December 31, 2008.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The Company's common stock is quoted on the “Over the Counter Bulletin Board” under the symbol “CCUC”.  As of December 31, 2008, no public market in the Company's common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of its common stock.  As of December 31, 2008, there were approximately 41 record owners of our common stock.

Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements, and financial condition.  Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance its operations, or make acquisitions.

Recent Sales of Unregistered Securities

All sales of unregistered securities for the past three years have been previously reported on either Form 10-Ks, Form 10-Qs, or Form 8-Ks filed with the Securities and Exchange Commission.

ITEM 6.        SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties;

(i) insufficient revenues to cover operating costs.

You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)
INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended December 31, 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-K.

We are a start-up, development stage company with a limited operating history. We were initially formed in December 2006 and on January 17, 2007 we acquired World Wide Relics, Inc. World Wide Relics, Inc. was initially formed in January 2005. The market for our products sold through the Internet has only recently begun to develop and is rapidly evolving. Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving Internet market. Our website is currently inactive, as we update it and add new features.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view our website, successfully implement our Internet marketing programs, respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be an authoritative source for authentic and excellent reproductions of historical memorabilia and clothing. In sum, our goals are:

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)
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

RESULTS OF OPERATIONS

The fourth quarter of 2008 was a difficult one for the Company. Softening macroeconomic conditions, including the dramatic deterioration in financial markets and consumer confidence as the quarter progressed, weighed heavily on consumer spending, particularly for discretionary retail merchandise.  If the downturn in the economy continues to impact consumer discretionary spending and reduce demand for our products, which be likely to adversely impact the Company’s results of operations and continued growth.

During the quarter Mr. Oberg resigned on November 14, 2008, and he was replaced by Mr. Gary Spaniak who will lead the Company henceforth.  Mr. Spaniak will help the Company expand its marketing efforts in able to reach more customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)
Results of Operations - Comparison for the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues

For the year ended December 31, 2008 revenues were $2,886 as compared to $14,078 for the year ended December 31, 2007, a decrease of $11,192 or 79.5%. This decrease in revenue was mainly the result of the lack of capital to implement its business plan.

Cost of Sales

Our cost of goods sold for year ended December 31, 2008 were $6,912, or 239.5% of our sales as compared to $5,683, or 40.4% of our sales for the year ended December 31, 2007. The increase in cost of sales directly relates to the write- down of inventory in the fiscal year ended December 31, 2008 of $5,019.

Operating Expenses

For the year ended December 31, 2008, our operating expenses were $56,405 as compared to $147,968 for the prior year. Operating expenses primarily consist of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our cash on hand was $75; total current assets were $8,363, total current liabilities were $57,039 and total stockholders’ deficit was $48,676.   Until the company achieves a net positive cash flow from operations, we intend to use debt to cover the anticipated negative cash flow into the third quarter of 2009, at which time we project to be operating in a positive cash flow mode.  We are seeking additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates have provided and will continue to provide periodic cash inflows without interest in order to assist the Company in meeting its operational obligations. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to supply this information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9A (T).  CONTROLS AND PROCEDURES (Cont’d.)

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2008, but not reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officer and directors and their age as of December 31, 2008, are as follows:

Name	Age	Positions
Gary Spaniak	45	Chief Executive Officer, Principal Financial Officer and Secretary

E. Todd Owens	32	Vice President

Gary Spaniak Mr. Spaniak brings with him 25 years experience in the automobile industry including dozens of restorations, custom builds, and automotive marketing.  He has been the President and Director of a publicly traded company since 2001 and has been involved in the successful development of both public and private companies since 1984.  In the mid 1980s, Mr. Spaniak was President of Performance Tire and Wheel and American Discount Tire with 18 locations throughout Florida.  Mr. Spaniak also participated in the reorganization of National Car Rental, focusing on financial services and dealer development.  Mr. Spaniak participated in the development of dealerships and financial services operations for AutoNation, Inc.

E. Todd Owens.  Mr. Owens served as the sole executive officer and director of our company from January 2007 to September 25, 2007, and thereafter he became a vice president.  Since 2005 to present, Mr. Owens has served as a researcher for the American Foreign Policy Council.  In addition, Mr. Owens is a member of the United States Marine Corps Reserve.  From 1999 to 2005, Mr. Owens served as an analyst/scout sniper for the United States Marine Corps and during 2004 and 2005 he was deployed in Iraq.  From 2002 to 2004, Mr. Owens served as a Commodity Futures Specialist for Iowa Grain Company and from 2001 to 2002 as an Options Analyst for the Kansas City Board of Trade.  Mr. Owens graduated from the University of Kansas in 2001 and from the Defense Language Institute in 2004.  Mr. Owens is fluent in Arabic.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (Cont’d.)

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there is only one person involved in the management of the Company and he devotes only a limited amount of time to our business.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2008 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Spaniak	2008	--	--	--	--	--	--	--	--

Carl Oberg	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

E. Todd Owens	2008	--	--	--	--	--	--	--	--
	2007	$4,440	--	--	--	--	--	--	$4,440
	2006	--	--	$500,000	--	--	--	--	500,000

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

We do not pay directors compensation for their service as directors.

Employment and Other Agreements

We have not entered into any employment agreement as of the date hereof.

ITEM 11.      EXECUTIVE COMPENSATION (Cont’d.)

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2008, with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. The below table is based on 12,957,117 shares of common stock outstanding as of March 31, 2009.

	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
J & J Global Assets Inc.	12,153,117	94%
Gary Spaniak (2)	0	0
E. Todd Owens (2)	0	0
All officers and directors as a group (2 people)	0	0%

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH MANAGEMENT AND OTHERS

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

On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock to E. Todd Owens for services provided as the sole executive officer and director.  On January 7, 2007, we issued an aggregate of 201,000 shares of common stock in consideration for all of the outstanding securities of World Wide Relics, Inc. In addition, we issued a promissory note in the amount of $30,000 repayable on January 7, 2008, which was subsequently forgiven.

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

 ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2008 and 2007 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-K and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $24,000 and $11,000, respectively.

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

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2007 and 2008 were pre-approved by our sole director.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

ITEM 15.       EXHIBITS

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
———————
*filed herewith

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CLASSIC COSTUME COMPANY, INC.
New York, N.Y.

We have audited the accompanying balance sheets of Classic Costume Company, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Classic Costume Company, Inc. (a development stage company) as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated limited revenue since inception on December 29, 2006 and has sustained net losses of $701,837 since inception through December 31, 2008. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, N.Y.
March 27, 2009

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75	$278
Accounts receivable	2,500	-
Inventories	5,788	6,132
Total current assets	8,363	6,410

OTHER ASSETS
Capitalized software costs, net	-	225
Intangibles	2,195	2,815
Total assets	$10,558	$9,450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$20,000	$3,000
Advance from shareholder	37,039	-
Total current liabilities	57,039	3,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957	12,957
Additional Paid-In Capital	642,399	634,899
Deficit accumulated during the development stage	(701,837)	(641,406)
Total stockholders' equity (deficit)	(46,481)	6,450

Total liabilities and stockholders' equity (deficit)	$10,558	$9,450

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31:		From Inception (December 29, 2006) Through
	2008	2007	December 31, 2008
Revenue	$2,886	$14,078	$16,964
Costs of revenue	6,912	5,683	12,595

Gross profit (loss)	(4,026)	8,395	4,369

General and administrative expenses
Officer compensation	-	4,440	504,440
Professional fees	7,500	107,656	115,156
Audit fees	48,000	11,000	59,000
Amortization of intangibles	720	10,885	11,605
Printing	-	3,512	3,512
Postage	-	1,431	1,431
Website expense	125	-	125
Impairment of intangible	-	(996)	(996)
Other	60	10,040	10,100
Total operating expenses	56,405	147,968	704,373

Loss from operations	(60,431)	(139,573)	(700,004)

Other income (expense):
Interest expense	-	1,833	1,833

Net loss	$(60,431)	$(141,406)	$(701,837)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)

Weighted average shares
outstanding - basic and diluted	12,957,117	12,454,617

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

						Additional		Total
	Preferred Stock		Common Stock			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity (Deficit)

Balance, December 29, 2006	-	$-	-		$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000		10,000	490,000	-	500,000

Net loss	-	-	-		-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000		10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117		2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000		201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000		603	29,547	-	30,150

Net loss	-	-	-		-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	-	12,957,117		12,957	634,899	(641,406)	6,450

Capital contribution	-	-		-	-	7,500	-	7,500

Net loss	-	-	-		-	-	(60,431)	(60,431)
Balance, December 31, 2008	-	$-	12,957,117		$12,957	$642,399	$(701,837)	$(46,481)

The accompanying notes to the financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Totals
			From Inception
	For the year ended December 31,		(December 29, 2006) Through
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(60,431)	$(141,406)	$(701,837)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible	300	(996)	(696)
Amortization	545	10,885	11,430
Common stock issued for services	-	107,656	607,656
Inventory write-down	5,019	-	5,019
Increase in assets and liabilities:
Accounts receivable	(2,500)	-	(2,500)
Inventories	(4,675)	(1,140)	(5,815)
Accounts payable and accrued expenses	17,000	(9,167)	7,833

Net cash used in operating activities	(44,742)	(34,168)	(78,910)

Cash flows from investing activities:
Trademark procurement costs	-	(3,100)	(3,100)
Net cash used in investing activities	-	(3,100)	(3,100)

Cash flows from financing activities:
Cash overdraft	-	(10)	(10)
Advance from shareholder	37,039	7,406	44,445
Capital contribution	7,500	-	7,500
Proceeds from sale of capital stock	-	30,150	30,150
Net cash provided by financing activities	44,539	37,546	82,085

Net increase (decrease) in cash and cash equivalents	(203)	278	75
Cash and cash equivalents - beginning of period	278	-	-

Cash and cash equivalents - end of period	$75	$278	$75

Non-Cash Investing and Financing Activities:
Note issued for investment in subsidiary	$-	$30,000	$30,000
Common stock issued for investment in subsidiary	$-	$10,050	$10,050
Total assets acquired	$-	$5,292	$5,292
Total liabilities acquired	$-	$(17,735)	$(17,735)

The accompanying notes to the financial statements are an integral part of these statements.

Classic Costume Company, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

Note 1 -Description of Business

Classic Costume Company, Inc. (“Classic” or “We” or “the Company”) was formed as a Delaware corporation on December 29, 2006. We are a development stage corporation formed to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.  To date, we have completed our range of historical uniforms known as “Britain in the 1930’s” and have had commenced selling these items to the growing market of world wide enthusiasts and collectors through our internet platform and on eBay Inc. We intend to add new ranges of product covering the American Civil War reenactment market by producing a range of high quality uniforms for both the Union and Confederate Civil War Re-enactor. This range includes both uniforms as well as accoutrements such as boots, belts, and back packs produced to a museum quality standard.  The final business group is the marketing and sale of high quality copies of both British and German uniforms from both the world wars to satisfy the demand from the growing re-enactment groups world wide that are principally in Europe.  Our website is currently  inactive as we are updating it and adding new features.

On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered amounting to $500,000.  The issuance of these shares and the related expenses are reflected in the accompanying financial statements as of December 31, 2006.

On January 17, 2007, in consideration for 100% of the outstanding shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), we issued 201,000 shares of common stock and a promissory note for $30,000 that was subsequently forgiven.  The accompanying financial statements include the operations of WWR.  During June 2007 the Company raised a total of $30,150, representing 603,000 shares, in a public offering.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. All accounts receivable were deemed collectible for the year ended  December 31, 2008.

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

Classic Costume Company, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Inventories

Inventory is valued at the lower of cost or market and consists of finished goods.  The cost is determined by using the actual amount paid to acquire the items.  Inventory was written down in the fiscal year ended December 31, 2008 and a loss on the write-down of $5,019 is included in the statement of operations in the cost of sales line item.

Stock Based Compensation
The Company accounts for stock options issued to employees in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.

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
 (a development stage company)
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period.  Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period.  There were no unexpired options or warrants to purchase shares of common stock at December 31, 2008.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, and payable approximate fair value based on the short-term maturity of these instruments.

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

As of December 31, 2008, the Company’s identifiable intangible assets subject to amortization consisted of the following:

	December 31, 2008
	Intangible Assets	Accumulated Amortization
Trademark	$3,100	$905
Total	$3,100	$905

Amortization of the trademark, recorded on a straight line basis over its estimated useful life of five years, equaled $620 and $285 for the years ended December 31, 2008 and December 31, 2007, respectively.  Amortization expense for the years December 31, 2009 through December 31, 2012 will be $620, $620, $620 and $335 respectively .

  Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Recent Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for  Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial  cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1  will have on our consolidated financial position and results of operations.

Classic Costume Company, Inc. and Subsidiary
 (a development stage company)
Notes to Consolidated Financial Statements
Note 2 - Summary of Significant Accounting Policies (Cont’d)

Recent Issued Accounting Standards (Cont’d)

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting
Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

Management does not believe that any recently issued, but not effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Note 4-Equity Transactions

The Company was incorporated on December 29, 2006.  Upon incorporation, the Company had authority to issue the following:

Preferred Stock- 5,000,000 $.001 par value shares.
Common Stock- 50,000,000 $.001 par value shares.

On January 7, 2007, the Company issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services.  The issuance of these shares is reflected in the Company’s financial statements as of December 31, 2006.  In January 2007, the Company issued 2,354,117 common shares valued at $0.05 to its lawyers, Sichenzia Ross Friedman Ference LLP, for legal services rendered.  In June 2007, the Company issued 603,000 shares in a public offering of shares at $.05 per share.

Classic Costume Company, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements

Note 5 – Change of Control of Registrant

On September 25, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, J & J Global Assets Inc. purchased 10,000,000 shares of the issued and outstanding common stock of Classic Costume Company, Inc. (the “Company”) from E. Todd Owens, CEO of the Company, for $541,250 in cash.  Pursuant to the terms of a Securities Purchase Agreement, J & J Global Assets Inc. also purchased 2,153,117 shares of the issued and outstanding common stock of the Company, and a Warrant to purchase 15% of the outstanding shares of common stock of the Company for $108,750 in cash. The 12,153,117 shares represent 94% of the outstanding common stock of the Company.  J & J Global Assets Inc. used personal funds to purchase the shares of the Company.

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

Amortization expense for the Company’s intangibles amounted to $0 and $5,250 for the year ended December 31, 2008, and December 31, 2007, respectively.

 The pro forma consolidated results of operations if the acquisition of World Wide Relics, Inc. had occurred January 1, 2007 would be the same as the actual results for the year ended December 31, 2007.

Classic Costume Company, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements

Note 7- Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS No.109"). SFAS No.109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

 The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007
Income tax (benefit) computed at statutory rate	$(24,000)	$(57,000)
Stock based compensation	-	43,000
Amortization of intangibles	-	4,000
Increase in valuation allowance	24,000	11,000
Provision for income taxes	$-	$-

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.  The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of such assets. As of December 31, 2008 and December 31, 2007, the Company has net operating losses for Federal income tax purposes totaling approximately $97,000, expiring at various times through December 31, 2028.

The following is a tax table of deferred tax assets at December 31, 2008 and December 31, 2007:
	December 31, 2008	December 31, 2007
Net operating loss	$39,000	$15,000
Valuation allowance	(39,000)	(15,000)
Net deferred tax asset	$-	$-

Note 8 - Subsequent Event

On February 5, 2009, the Board of Directors of the Registrant resolved to spin-off the Registrant’s wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Registrant on the Record Date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLASSIC COSTUME, INC

March 31, 2009	By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director