Form 10-Q
period 2009-03-31
CLASSIC COSTUME CORP INC
filed 2009-05-15
CIK 1391117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-45678

CLASSIC COSTUME COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	000-142704	20-8317658
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

1903 North Barnes Ave
Springfield Mo. 65803
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

417-866-6565
(ISSUER TELEPHONE NUMBER)

1202 Lexington Avenue, Apt. 104
New York, NY 10028
504-737-3854
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of March 31, 2009 was 12,957,117.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CLASSIC COSTUME COMPANY, INC.
(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheet as of March 31, 2009 (Unaudited) and December 31, 2008	3

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited) and from Inception (December 29, 2006), to March 31, 2009 (Unaudited)	4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited) and from Inception (December 29, 2006) to March 31, 2009 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T - Controls and Procedures	14

PART II - Other Information (Items 1-6)	14-15

 CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (UN-AUDITED)	December 31, 2008 (AUDITED)
ASSETS
CURRENT ASSETS
Assets from discontinued operations	$-	$8,363
Total current assets	-	8,363

OTHER ASSETS
Intangibles	-	2,195
Total assets	$-	$10,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,085	$20,000
Advance from shareholder	37,039	37,039
Total current liabilities	60,124	57,039

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized,
12,957,117 issued and outstanding	12,957	12,957
Additional Paid-In Capital	642,399	642,399
Deficit accumulated during the development stage	(715,480)	(701,837)
Total stockholders' equity (deficit)	(60,124)	(46,481

Total liabilities and stockholders' equity (deficit)	$-	$10,558

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
 STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
	For the three	For the three	(December 29,
	months ended	months ended	2006) Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-
Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Officer compensation	-	-	504,440
Legal and profesional fees	-	-	115,156
Audit fees	2,500	-	61,500
Amortization of intangibles	2,195	20,000	13,800
Printing	-	-	3,512
Office and administrative	585	155	16,235
Impairment of intangible	-	-	(996)
Interest expense	-	-	1,833
Total operating expenses	5,280	20,155	715,480

Loss from continuing operations	(5,280)	(20,155)	(715,480)

Discontinued operations, net of tax:
Income (loss) from operations	-	(25)	8,363
Loss on disposal of subsidiary	(8,363)	-	(8,363)
Total loss from discontinued operations	(8,363)	(25)	-

Net loss	$(13,643)	$(20,180)	$(715,480)

(Loss) per share:
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

Weighted average shares
outstanding - basic and diluted	12,957,117	12,957,117

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 29, 2006	-	$-	-	$-	$-	$-	$-

Issuance of restricted shares to
officer @ $0.05 per share	-	-	10,000,000	10,000	490,000	-	500,000

Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance, December 31, 2006	-	-	10,000,000	10,000	490,000	(500,000)	-

Issuance of Common Stock for
services @ $.05 per share	-	-	2,153,117	2,153	105,503	-	107,656

Issuance of Common Stock to former
stockholders of WWR @ $.05 per share	-	-	201,000	201	9,849	-	10,050

Issuance of Common Stock pursuant to
private placement @ $.05 per share	-	-	603,000	603	29,547	-	30,150

Net loss	-	-	-	-	-	(141,406)	(141,406)

Balance, December 31, 2007	-	-	12,957,117	12,957	634,899	(641,406)	6,450

Capital Contribution	-	-	-	-	7,500	-	7,500

Net loss	-	-	-	-	-	(60,431)	(60,431)
Balance, December 31, 2008	-	-	12,957,117	12,957	642,399	(701,837)	(46,481)

Net loss	-	-	-	-	-	(13,643)	(13,643)

Balance, March 31, 2009 (Unaudited)	-	-	12,957,117	$12,957	$642,399	$(715,480)	$(60,124)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CLASSIC COSTUME COMPANY, INC. & SUBSIDIARY
(a development stage company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Totals
			From Inception
			(December 29, 2006)
	For the three months ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(13,643)	$(20,180)	$(715,480)

Adjustments to reconcile net loss to net
cash used in operating activities:

Impairment of intangible and amortization	2,195	155	3,100
Common stock issued for services	-	-	617,706

Increase in assets and liabilities:
Accounts payable and accrued expenses	3,085	-	23,085

Net cash used in continuing activities	(8,363)	(20,025)	(71,589)

Loss from discontinued operations	8,363	25	-
Net cash used in operating activities	-	(20,000)	(71,589)

Cash flows from investing activities:
Trademark procurement costs	-	-	(3,100)
Net cash used in investing activities	-	-	(3,100)

Cash flows from financing activities:
Advance from shareholder	-	20,000	37,039
Capital contribution	-	-	7,500
Proceeds from sale of capital stock	-	-	30,150
Net cash provided by financing activities	-	20,000	74,689

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of period	-	4	-

Cash and cash equivalents - end of period	$-	$4	$-

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

Classic Costume Company, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
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

As explained in Note 5, on February 5, 2009, the Company’s Board of Directors resolved to spin-off the its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  The spin off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The interim financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
Notes to Financial Statements
(Unaudited)

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

Classic Costume Company, Inc. and Subsidiary
 (a development stage company)
Notes to Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Earnings (Loss) Per Share of Common Stock
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at March 31, 2009.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consists of a trademark on the Company’s name and its website.  As a result of the divestiture of World Wide Relics, Inc., the Company wrote off the value of its trade mark.

  Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales”.

Classic Costume Company, Inc. and Subsidiary
 (a development stage company)
Notes to Financial Statements
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

  Classic Costume Company, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
(Unaudited)

Note 3-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and currently is without any revenues or earnings from operations. Additionally, the Company’s ongoing expenses, primarily registration, legal accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party buyer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Classic Costume Company, Inc. and Subsidiaries
(a development stage company)
Notes to Financial Statements
(Unaudited)

Note 5 – Acquisition and Divestiture of Subsidiary

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

 On February 5, 2009, the Board of Directors of the Registrant resolved to spin-off the Registrant’s wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Registrant on the Record Date.  The spin off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission.

Subsequent Event

The Company filed with the Secretary of the State of Delaware in April 2009 to increase the authorized capital of the Corporation to be 105,000,000 (One Hundred Five Million), consisting of 100,000,000 (One Hundred Million) shares of common stock, par value of $0.001 and 5,000,000 (Five Million) shares of preferred stock, par value of $0.001 per shares.

Furthermore, the shares of common stock currently issued is to be split forward at a ratio of seven (7) new shares for each one (1) old share, with the par value remaining at $.001 per share.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the three months ended March 31, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in our most recent Form 10-KSB.

We are a start-up, development stage company with a limited operating history. We were initially formed in December 2006 and on January 17, 2007 we acquired World Wide Relics, Inc. World Wide Relics, Inc. was initially formed in January 2005. As explained previously, the Board of Directors decided on February 5, 2009, that it was in the best interests of the Company to spin-off World Wide Relics, Inc., its wholly owned subsidiary, and for the Company to pursue other opportunities.  Currently, we are seeking other business opportunities, but there can be no assurance that such opportunities will be identified, capitalized upon, or result in any profits.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

  CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

RESULTS OF OPERATIONS
Quarter Ended March 31, 2009.  Total expenses during the three month periods ended March 31, 2009 and March 31, 2008, were $5,280 and $20,155.

RESULTS OF OPERATIONS (Cont’d.)

Liquidity and Capital Resources

As of March 31, 2009, our cash on hand was and total assets were $0 and total current liabilities amounted to $60,124, including an advance from shareholders of $37,039. As of March 31, 2009 a total stockholders deficit was ($60,124).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Mr. Spaniak, who serves as both the Chief Executive Officer and Chief Financial Officer (the “Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASSIC COSTUME, INC

May 14, 2009	By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director