Form 10-Q
period 2009-06-30
CLASSIC COSTUME CORP INC
filed 2009-08-19
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No [ ]

The number of shares of Common Stock of the issuer outstanding as of June 30, 2009 was 14,365,168.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CLASSIC COSTUME COMPANY, INC.

(a development stage company)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Balance Sheet as of June 30, 2009 (Unaudited) and December 31, 2008	3

Statements of Operations for the Six Months and Six Months Ended June 30, 2009 and 2008 (Unaudited) and from Inception (December 29, 2006), to June 30, 2009 (Unaudited)	4

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Statements of Cash Flows for the Six Months and Six Months Ended June 30, 2009 and 2008 (Unaudited) and from Inception (December 29, 2006) to June 30, 2009 (Unaudited)	6

Notes to Unaudited Financial Statements	7-12

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T - Controls and Procedures	14

PART II - Other Information (Items 1-6)	14-15

 CLASSIC COSTUME COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$1,205	$-
Accounts receivable	-	-
Inventory	-	-
Assets from discontinued operations	-	8,363

Total Current Assets	1,205	8,363

Furniture and Equipment, net	-	-
Other Assets	216,273	2,195

TOTAL ASSETS	$217,478	$10,558

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$23,540	$20,000
Other current liabilities	282,539	37,039

TOTAL LIABILITIES	306,079	57,039

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, $0.001 par value, 5 million shares authorized:
No shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively
Common stock, $0.001 par value, 100 million shares authorized:	14,365	12,957
14,365,168 and 12,957,117 issued and outstanding at
June 30, 2009 and December 31, 2008, respectively
Additional paid-in-capital	687,176	642,399
Accumulated deficit	(790,142)	(701,837)

Total Shareholders' Equity (Deficit)	(88,601)	(46,481)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$217,478	$10,558

 The accompanying notes to consolidated financial statements

CLASSIC COSTUME COMPANY, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Product sales	$229,500	$386	$229,500	$386
Service revenue	-	-	-	-
Less returns and allowances	-	-	-	-

Net revenue	229,500	386	229,501	386

Cost of Goods Sold	211,500	81	211,500	81

Gross Profit	18,000	305	18,001	305

Operating Costs and Expenses:
Selling and marketing	29,514	-	29,514	-
General and administrative	63,148	4,180	68,428	24,335

Total operating costs and expenses	92,662	4,181	97,942	24,335

Loss from continuing operations	(74,662)	(3,876)	(79,941)	(24,030)

Discontinued operations net of tax:
Income (loss) from operations	-	-	-	(25)
Interest expense	-	-	-	-
Loss on disposal of subsidiary	-	-	(8,363)	-

Total loss from discontinued operations	-	-	(8,364)	(25)

Income (Loss) Before Taxes	(74,662)	(3,876)	(88,305)	(24,055)

Income Tax Provision (Benefit)	-	-	-	-

Net Income (Loss)	$(74,663)	$(3,876)	$(88,305)	$(24,055)

Basic and Diluted Earnings (Loss) per Share:
Weighted average shares	13,606,987	12,957,117	13,283,847	12,957,117
Earnings (Loss) per share	$(0.005)	$(0.00)	$(0.007)	$(0.00)

 The accompanying notes to consolidated financial statements

CLASSIC COSTUME COMPANY, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(88,305)	$(24,055)
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	-	-
Impairment of intangible	2,195	155
Shares issued for services	46,185
Changes in operating assets and liabilities:
Accounts receivable	2,500	-
Inventory	5,788	(187)
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	3,540	1,000
Other current liabilities	237,137	22,975
Net cash (used in) provided by continuing operating activities	209,039	(113)
Loss from discontinued operations	8,363	25
Net cash (used in) provided by operating activities	217,402	(88)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(105)
Adavances to related parties	(206,273)	2,815
Security deposits	(10,000)	(2,505)
Net cash provided by (used in) investing activities	(216,273)	205

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription	-	-
Issuance costs	-	-
Net cash provided by financing activities	-	-

Increase (decrease) in cash	1,129	117
Cash, Beginning of Period	75	278

Cash, End of Period	$1,205	$396

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 The accompanying notes to consolidated financial statements

CLASSIC COSTUME COMPANY, INC. AND SUBSIDIARY

  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

							Total
	Preferred Stock		Common Stock			Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Equity

December 31, 2007	-	$-	12,957,117	$12,957	$634,899	$(641,406)	$6,450

Capital contribution	-	-	-	-	7,500	-	7,500

Net income (loss) and comprehensive income (loss)
2008 Net Income (Loss)	-	-	-	-	-	(60,431)	(60,431)

December 31, 2008	-	-	12,957,117	12,957	642,399	(701,837)	(46,481)

Shares issued for services			1,408,051	1,408	44,777		46,185

Net income and comprehensive income
2009 Net Income (Loss)	-	-	-	-	-	(88,305)	(88,305)

June 30, 2009 (Unaudited)	-	$-	14,365,168	14,365	687,176	(790,143)	(88,601)

 The accompanying notes to consolidated financial statements

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business

Classic Costume Company, Inc. (“Classic” or “We” or “the Company”) was formed as a Delaware corporation on December 29, 2006 to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.   On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered amounting to $500,000.  The issuance of these shares and the related expenses are reflected in the accompanying financial statements as of December 31, 2006.  On January 17, 2007, in consideration for 100% of the outstanding shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), We issued 201,000 shares of common stock and a promissory note for $30,000 that was subsequently forgiven.  The accompanying financial statements include the operations of WWR.  During June 2007 the Company raised a total of $30,150, representing 603,000 shares, in a public offering.

As explained in Note 5, on February 5, 2009, the Company’s Board of Directors resolved to spin-off the its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  The spin-off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission.  To date, management has been unable to effect the transaction, and is reviewing its previous decision.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information as of June 30, 2009 and for the six months period ended June 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2009, results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been made. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Inventories

Inventory is valued at the lower of cost or market and consists of finished goods. The cost is determined by using the actual amount paid to acquire the items.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123 ” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at June 30, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consists of a trademark on the Company’s name and its website.  As a result of the divestiture of World Wide Relics, Inc., the Company wrote off the value of its trade mark.

 Shipping and handling costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales.”

Recent Issued Accounting Standards

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued FSP EITF99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments". The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position and results of operations.

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FASB FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Management does not believe that any recently issued, but not effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

 Note 3 -Going Concern

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

Note 4 - Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock - 5,000,000 $.001 par value shares.

Common Stock - 50,000,000 $.001 par value shares.

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

In April 2009, the Company filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to be 105,000,000 (One Hundred Five Million), consisting of 100,000,000 (One Hundred Million) shares of common stock, par value of $0.001 and 5,000,000 (Five Million) shares of preferred stock, par value of $0.001 per shares.

In May 2009, the Company issued 1,408,051 restricted common shares to a consultant for assistance provided in securing additional capital resources.  The Company recognized an expense in the quarter of $46,185 or $0.0328 per share, which management considers its fair value based on a previous private transaction of similar restricted shares.

Classic Costume Company, Inc and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Acquisition and Divestiture of Subsidiary

On January 17, 2007, the Company executed and consummated a Stock Purchase Agreement with the sole shareholders of World Wide Relics, Inc. where the Company acquired all of the issued and outstanding capital stock of World Wide Relics, Inc. In consideration for the stock of the Company issued to the former shareholder of the acquired subsidiary 201,000 shares of the Company’s common stock and a promissory note for $30,000 bearing interest at the rate of seven percent (7%), due March 31, 2008.  The note payable was forgiven by its holder on December 10, 2007.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$40,050
Total assets	(5,292
Total liabilities	17,735
Identifiable intangible assets	$52,493

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

Note 6 – Subsequent Events

On July 1, 2009, the shares of common stock currently issued was split forward at a ratio of seven (7) new shares for each one (1) old share, with the par value remaining at $.001 per share.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the six months period ended June 30, 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and notes included in our most recent Form 10-KSB.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008.

During the quarter the Company began operations as a marketer and distributor of electric autos, and utility vehicles. The Company generated $229,500 in revenue from such activity resulting in gross profit of $18,000.  Total expenses incurred were $97,942 resulting in net loss of $88,305.

RESULTS OF OPERATIONS (Cont’d.)

Liquidity and Capital Resources

As of June 30, 2009, our cash on hand was and total assets were $1,205 and total current liabilities amounted to $216,273, including an advance from shareholders of $37,039. As of June 30, 2009 a total stockholders deficit was ($88,601).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Mr. Spaniak, who serves as both the Chief Executive Officer and Chief Financial Officer (the “Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the six months period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

CLASSIC COSTUME, INC

August 19, 2009	By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director