Form 10-K/A
period 2008-12-31
Classic Costume Co., Inc.
filed 2009-10-19
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

CLASSIC COSTUME COMPANY, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	333-142704	20-8317658
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1903 North Barnes Ave.

Springfield Mo. 65803

(Address of Principal Executive Office) (Zip Code)

417-866-6565

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or

information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check of a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

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

EXPLANATORY NOTE

The Classic Costume Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2008 was filed with the U. S. Securities and Exchange Commission on March 31, 2009 (collectively, the “Original Filing”).

The purpose of the Amendment No. 1 to Form 10-K is to correct certain errors on the cover of the Original Filing:

1) State or Other Jurisdiction of Incorporation or Organization: Corrected from Nevada to Delaware.

2) Commission File Number: Corrected from 333-45678 to 333-142704

3) Checkbox regarding Shell Company Status: Was incorrectly checked “Yes” and is now correctly checked “No”.

4) We have included our current address and phone number.

5) The Signature page date has been revised.

No other items of the Original Filing are being amended hereby.

PART IV

Item 15.

Exhibits.

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

CLASSIC COSTUME, INC.

October 16, 2009	By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director

3