Form 10-Q/A
period 2009-06-30
ELECTRIC CAR COMPANY, INC.
filed 2009-11-16
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-45678

ELECTRIC CAR COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	333 -142704	20-8317658
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

1903 North Barnes Ave

Springfield Mo. 65803

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

417-866-6565

(ISSUER TELEPHONE NUMBER)

CLASSIC COSTUME COMPANY, INC.

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

Purpose of This Amendment

We are amending our Form 10-Q for the period ended June 30, 2009 to (i) correct our disclosure of the number of shares authorized, (ii) to correct our commission file number reported on our Form 10-Q’s cover page, (iii) to correct the presentation of short term notes and to reflect warrant’s issued in connection with the financing omitted through oversight, (iv) to enhance certain disclosures, (v) correct typographical errors, and (vi) correct the description of certain advances made.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY (Formerly Classic Costume Company. Inc. and Subsidiary)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-13

Item 2 - Management’s Discussion and Analysis or Plan of Operation	14-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T - Controls and Procedures	15

PART II - Other Information (Items 1-6)	16

  ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY (Formerly Classic Costume Company, Inc and Subsidiary)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$1,205	$-
Accounts receivable	-	-
Inventory	-	-
Assets from discontinued operations	-	8,363

Total Current Assets	1,205	8,363

Furniture and Equipment, net	-	-
Other Assets	216,273	2,195

TOTAL ASSETS	$217,478	$10,558

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$31,759	$20,000
Notes payable, short term	148,360	-
Other current liabilities	82,539	37,039

Total Current Liabilities	262,658	57,039

Note Payable	-	-

TOTAL LIABILITIES	262,658	57,039

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, $0.001 par value, 5 million shares authorized:
No shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively
Common stock, $0.001 par value, 200 million shares authorized:	14,365	12,957
14,365,168 and 12,957,117 issued and outstanding at
June 30, 2009 and December 31, 2008, respectively
Additional paid-in-capital	687,176	642,399
Accumulated deficit	(873,576)	(701,837)

Total Shareholders' Equity (Deficit)	(45,180)	(46,481)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$217,478	$10,558

 The accompanying notes to consolidated financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY (Formerly Classic Costume Company, Inc and Subsidiary)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Product sales	$229,500	$386	$229,500	$386
Service revenue	-	-	-	-
Less returns and allowances	-	-	-	-

Net revenue	229,500	386	229,500	386

Cost of Goods Sold	211,500	81	211,500	81

Gross Profit	18,000	305	18,000	305

Operating Costs and Expenses:
Selling and marketing	29,514	-	29,514	-
General and administrative	63,148	4,180	68,428	24,335
Other income and expenses	83,434	-	83,434	-

Total operating costs and expenses	176,096	4,181	181,376	24,335

Loss from continuing operations	(158,096)	(3,876)	(163,376)	(24,030)

Discontinued operations net of tax:
Income (loss) from operations	-	-	-	(25)
Loss on disposal of subsidiary	-	-	(8,363)	-

Total loss from discontinued operations	-	-	(8,363)	(25)

Income (Loss) Before Taxes	(158,096)	(3,876)	(171,739)	(24,055)

Income Tax Provision (Benefit)	-	-	-	-

Net Income (Loss)	$(158,096)	$(3,876)	$(171,739)	$(24,055)

Basic and Diluted Earnings (Loss) per Share:
Weighted average shares	13,606,987	12,957,117	13,283,847	12,957,117
Earnings (Loss) per share	$(0.012)	$(0.00)	$(0.013)	$(0.00)

 The accompanying notes to consolidated financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY (Formerly Classic Costume Company, Inc and Subsidiary)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(171,739)	$(24,055)
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	75,215	-
Impairment of intangible	2,195	155
Shares issued for services	46,185
Changes in operating assets and liabilities:
Accounts receivable	2,500	-
Inventory	5,788	(187)
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	11,759	1,000
Other current liabilities	37,137	22,975
Net cash (used in) provided by continuing operating activities	9,039	(113)
Loss from discontinued operations	8,363	25
Net cash (used in) provided by operating activities	17,402	(88)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(105)
Investment and advances	(206,273)	2,815
Security deposits	(10,000)	(2,505)
Net cash provided by (used in) investing activities	(216,273)	205

Cash Flows from Financing Activities:
Proceeds from notes	200,000	-
Issuance costs	-	-
Net cash provided by financing activities	200,000	-

Increase (decrease) in cash	1,129	117
Cash, Beginning of Period	75	278

Cash, End of Period	$1,205	$396

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 The accompanying notes to consolidated financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY (Formerly Classic Costume Company, Inc and Subsidiary)

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

							Total
	Preferred Stock		Common Stock			Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Equity

December 31, 2007	-	$-	12,957,117	$12,957	$634,899	$(641,406)	$6,450

Capital contribution	-	-	-	-	7,500	-	7,500

Net income (loss) and comprehensive income (loss)
2008 Net Income (Loss)	-	-	-	-	-	(60,431)	(60,431)

December 31, 2008	-	-	12,957,117	12,957	642,399	(701,837)	(46,481)

Shares issued for services			1,408,051	1,408	44,777		46,185

Warrants issued					126,855		126,855

Net income and comprehensive income
2009 Net Income (Loss)	-	-	-	-	-	(171,739)	(171,739)

June 30, 2009 (Unaudited)	-	$-	14,365,168	14,365	814,031	(873,576)	(45,180)

 The accompanying notes to consolidated financial statements

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business

Electric Car Company, Inc. (“ELCR”, “Classic” or “We” or “the Company”) was formed as a Delaware corporation on December 29, 2006 to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com.   On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered amounting to $500,000.  The issuance of these shares and the related expenses are reflected in the accompanying financial statements as of December 31, 2006.  On January 17, 2007, in consideration for 100% of the outstanding shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), We issued 201,000 shares of common stock and a promissory note for $30,000 that was subsequently forgiven.  The accompanying financial statements include the operations of WWR.  During June 2007 the Company raised a total of $30,150, representing 603,000 shares, in a public offering.

As explained in Note 5, on February 5, 2009, the Company’s Board of Directors resolved to spin-off its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  The spin-off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission.  To date, management has been unable to effect the transaction, and is reviewing its previous decision.

In April 2009, we began to execute a new business plan wherein, the Company began operations as a marketer and distributor of automobiles. small buses, specialty vehicles, limousines and custom vehicles.

In October 2009, we change our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

Note 2 - Summary of Significant Accounting Policies

Terms and Definitions

Company

Electric Car Company Inc. and Subsidiary (Formerly Classic Costume Company, Inc.)

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

FINRA

Financial Industry Regulatory Authority

FSP

FASB Staff Position

GAAP (US)

Generally Accepted Accounting Principals as applied in the United States

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q208

Three months ended June 30, 2008

Q209

Three months ended June 30, 2009

PTD08

Six months ended June 30, 2008

PTD09

Six months ended June 30, 2009

YTD08

Year ended December 31, 2008

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

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At both June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $0 respectively.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the FIFO method.  To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories.  The Company also periodically performs an evaluation of inventory for excess and obsolete items.  Such evaluations are based on management’s judgment and use of estimates.  Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123 ” .. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell.  Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” , the fair value of these intangible assets is determined based on a discounted cash flow methodology.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The  Company  follows  the  guidance  of  SAB 104 for revenue  recognition.  In general, the Company records revenue when persuasive evidence of an arrangement  exists,  services have been  rendered,  the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, “Earnings Per Share”. Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at June 30, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Our intangible asset consists of a trademark on the Company’s name and its website.  As a result of the divestiture of World Wide Relics, Inc., the Company wrote off the value of its trade mark.

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales.”

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Issued Accounting Standards

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than temporary impairment assessment and the related disclosure requirements in FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

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

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

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

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

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

 Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and currently is without any revenues or earnings from operations. Additionally, the Company’s ongoing expenses, primarily registration, legal accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party, obtaining additional financing or locating investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2009, the Company filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to be 205,000,000 (Two Hundred Five Million), consisting of 200,000,000 (Two Hundred Million) shares of common stock, par value of $0.001 and 5,000,000 (Five Million) shares of preferred stock, par value of $0.001 per shares.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Equity Transactions (Continued)

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

Note 6 – Other Assets

Other assets consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008

Advances to Imperial Body and Design, Inc.	$206,273	$-
Security deposits	10,000	2,195
Total other assets	$216,273	$2,195

The Company advanced $206,273 to Imperial Body and Design, Inc. (“IBD”) to supplement their working capital and facilitate parts and material acquisitions.  The Company’s intention was to acquire vehicles from them, once the vehicle assembly was completed.  However, subsequent to June 30, 2009, IBD substantially ceased its operations and was evicted from its primary operating facilities by its landlord.  In order to satisfy its obligation to the Company, IBD arranged to transfer certain intangible assets, such as its web site and customer lists, to the Company.  The Company has accepted the transfer of intangible assets and has recorded the transaction in July 2009.

The Company also deposited $10,000 with Imperial Coach Builders as a deposit on a chassis for future delivery.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable, Short Term

Notes payable, short term consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008

The Joseph Rosen Foundation, Inc. 20% note	$200,000	$-
Less: Unamortized Debt Discount	(51,640)	-
Total notes payable, short term	$148,360	$-

The Joseph Rosen Foundation, Inc. 20% note dated April 16, 2009 was issued to provide working capital for the Company.  The note is secured and accrues interest at 20%, which is payable at maturity on August 16, 2009.  The note is currently in default and is being renegotiated.  The note is guaranteed by an officer of the Company.   The note also provided for the issuance of 400,000 warrants at a strike price of $0.30, which are valid for 5 years.  The warrants are restricted and can not be exercised before April 15, 2010.  The warrants were valued at $126,856 at the grant date, based on the Black-Scholes-Merton model.  Accordingly, the Company has recorded the value of the warrants issued as debt discount and amortized the discount over the life the note, which resulted in $75,215 of additional interest expense in the quarter and $51,640 of unamortized debt discount remaining.

Note 8 – Other Current Liabilities

Other current liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008

Advances from shareholders	$37,039	$37,039
Customer deposits	45,500	-
Total other assets	$82,539	$37,039

Note 9 – Subsequent Events

Forward Split of Common Shares

On July 1, 2009, the shares of common stock currently issued was split forward at a ratio of seven (7) new shares for each one (1) old share, with the par value remaining at $.001 per share.

Acquisition of Subsidiaries

On August 24, 2009, the Company announced the acquisitions of Imperial Coachworks, Inc. and Plug-In Motors, Inc. as wholly owned subsidiaries revealing Company’s new business model to be a leading provider of “Pure Electric” technologies for the Custom Livery, Fleet and Government transportation markets.  However, on October 13, 2009 the Company choose to allow its acquisition agreement with Mr. Kurt Neutgens to expire without a closing.  Accordingly, the acquisition of Plug-In Motors has been terminated.

•

Imperial Coachworks, Inc .. and its subsidiary, Imperial Coach Builders, is a limousine and specialty vehicle manufacturing company that operates out of a 60,000 square foot manufacturing facility in Springfield, Missouri. Imperial is one of only nine limousine manufacturers operating under a QVM (Qualified Vehicle Modifier) Agreement with Ford Motors. The Company also has relationships with General Motors and Chrysler Corporation. Imperial is able to utilize the expertise of the supplier for superior engineering design, warranty support to its customers, rebates for chassis purchases and a source of marketing funds. Imperial’s design team also has a tremendous amount of experience in the creation and restoration of custom and classic automobiles. The company has designed and built a line of Ford Model T Roadsters to add to its other custom cars. These vehicles are true to the era of the custom hot rod, but are built utilizing modern technology in each of the engineering components. For more information visit the web site: www.limoland.com

Name Change

Effective October 23, 2009 Classic Costume Company, Inc. (OTC.BB: CCUC ), a business development, marketing and manufacturing conglomerate received notification from FINRA (Financial Industry Regulatory Authority) that the Company will trade under the name ELECTRIC CAR COMPANY, INC .. and will trade under the new symbol, (OTC.BB: ELCR ). The new CUSIP number is 28486A101.

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

We are a start-up company with a limited operating history. We were initially formed in December 2006 and on January 17, 2007 we acquired World Wide Relics, Inc. World Wide Relics, Inc. was initially formed in January 2005. As explained previously, the Board of Directors decided on February 5, 2009, that it was in the best interests of the Company to spin-off World Wide Relics, Inc., its wholly owned subsidiary, and for the Company to pursue other opportunities. In April 2009, we began to execute a new business plan wherein, the Company began operations as a marketer and distributor of automobiles. small buses, specialty vehicles, limousines and custom vehicle.   Currently, we are seeking capital and automotive related business opportunities, but there can be no assurance that such opportunities will be identified, capitalized upon, or result in any profits.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008.

During the quarter the Company began operations as a marketer and distributor of electric autos, and utility vehicles. The Company generated $229,500 in revenue from such activity resulting in gross profit of $18,000.  Total expenses incurred in continuing operations were $181,376 resulting in net loss from continuing operations of $163,376.  The Company also incurred a loss from discontinued operations of $8,363 resulting in a net loss of $171,739.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008.

During the quarter the Company began operations as a marketer and distributor of electric autos, and utility vehicles. The Company generated $229,500 in revenue from such activity resulting in gross profit of $18,000.  Total expenses incurred in continuing operations were $176,096 and resulting in net loss from continuing operations of $158,096 and no loss from discontinued operations.

Liquidity and Capital Resources

As of June 30, 2009, our cash on hand  and total current assets were $1,205 and total current liabilities amounted to $262,658. As of June 30, 2009 a total stockholders’ deficit was ($45,180). Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

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

ELECTRIC CAR COMPANY, INC.

November 13, 2009	By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director