Form 10-Q
period 2009-09-30
ELECTRIC CAR COMPANY, INC.
filed 2009-11-23
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

ELECTRIC CAR COMPANY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	333-142704	20-8317658
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares of Common Stock of the issuer outstanding as of September 30, 2009 was 100,681,176.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY
(Formerly Classic Costume Company. Inc. and Subsidiary)

Page Number
PART 1 – Financial Information

Item 1 – Unaudited Financial Information:

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three Months and Nine months Ended September 30, 2009 and 2008 (Unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Unaudited Financial Statements	7-15

Item 2 - Management’s Discussion and Analysis or Plan of Operation	16-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T - Controls and Procedures	18

PART II - Other Information (Items 1-6)	18

Electric Car Company, Inc. (Formerly Classic Costume Company, Inc.) and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$27,094	$-
Accounts receivable	333,137	-
Inventory	343,879	-
Assets from discontinued operations	9,580	8,363

Total Current Assets	713,690	8,363

Furniture and Equipment, net	-	-
Investment and advances	-	-
Other Assets	246,414	2,195

TOTAL ASSETS	$960,104	$10,558

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$203,010	$20,000
Notes payable, short term	1,295,008	-
Other current liabilities	103,232	37,039

Total Current Liabilities	1,601,250	57,039

Note Payable	-	-

TOTAL LIABILITIES	1,601,250	57,039

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity (Deficit)
Preferred stock, $0.001 par value, 5 million shares authorized: No shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively
Common stock, $0.001 par value, 200 million shares authorized: 100,681,176 and 90,699,819 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	100,681	90,700
Additional paid-in-capital	788,915	564,656
Accumulated deficit	(1,530,740)	(701,837)

Total Shareholders' Equity (Deficit)	(641,144)	(46,481)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$960,104	$10,558

The accompanying notes to consolidated financial statements

Electric Car Company, Inc. (Formerly Classic Costume Company, Inc.) and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product sales	$420,875	$386	$650,375	$386
Service revenue	-	-	-	-
Less returns and allowances	-	-	-	-

Net revenue	420,875	386	650,375	386

Cost of Goods Sold	441,095	81	652,595	81

Gross Profit	(20,220)	305	(2,220)	305

Operating Costs and Expenses:
Selling and marketing	61,739	-	92,552	-
General and administrative	457,396	8,180	528,018	28,515
Other income and expense	114,316	-	197,750	-

Total operating costs and expenses	633,451	8,181	818,320	28,515

Loss from continuing operations	(653,671)	(7,876)	(820,540)	(28,210)

Discontinued operations net of tax:
Income (loss) from operations	-	-	-	(25)
Interest expense	-	-	-	-
Loss on disposal of subsidiary	-	-	(8,363)	(4)

Total loss from discontinued operations	-	-	(8,363)	(29)

Income (Loss) Before Taxes	(653,671)	(7,876)	(828,903)	(28,239)

Income Tax Provision (Benefit)	-	-	-	-

Net Income (Loss)	$(653,671)	$(7,876)	$(828,903)	$(28,239)

Basic Earnings (Loss) per Share:
Weighted average shares	100,679,817	90,699,819	95,579,404	90,699,819
Earnings (Loss) per share	$(0.006)	$(0.00)	$(0.009)	$(0.00)

Diluted Earnings (Loss) per Share:
Weighted average shares	101,079,817	90,699,819	95,579,404	90,699,819
Earnings (Loss) per share	$(0.006)	$(0.00)	$(0.009)	$(0.00)

 The accompanying notes to consolidated financial statements

Electric Car Company, Inc. (Formerly Classic Costume Company, Inc.) and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(828,903)	$(28,239)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	146,834	-
Impairment of intangible	64,694	155
Shares issued for services	46,184	-
Restricted share grant	-
Changes in operating assets and liabilities:
Accounts receivable	(330,638)	-
Inventory	(338,091)	(447)
Prepaid expenses and other current assets	(9,580)	-
Accounts payable and accrued expenses	183,009	1,000
Other current liabilities	57,830	26,975
Net cash (used in) provided by continuing operating activities	(1,008,661)	(557)
Loss from discontinued operations	8,363	25
Net cash (used in) provided by operating activities	(1,000,298)	(532)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	-	(80)
Investment and advances	(239,739)	2,815
Notes receivable acquired	(16,653)	-
Security deposits	(10,000)	(2,350)
Acquisition of subsidiary	(1,299)	-
Net cash provided by (used in) investing activities	(267,691)	385

Cash Flows from Financing Activities:
Proceeds from notes	1,295,008	-
Warrants issued in connection with debt	-	-
Net cash provided by financing activities	1,295,008	-

Increase (decrease) in cash	27,019	(147)
Cash, Beginning of Period	75	278

Cash, End of Period	$27,094	$132

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash transactions:
Stock issued to acquire subsidiary	$61,200	$-

 The accompanying notes to consolidated financial statements

Electric Car Company, Inc. (Formerly Classic Costume Company, Inc.) and Subsidiaries

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2007	-	$-	90,699,819	$90,700	$557,156	$(641,406)	$6,450

Capital contribution	-	-	-	-	7,500	-	7,500

Net income (loss) and comprehensive income (loss)
2008 Net Income (Loss)	-	-	-	-	-	(60,431)	(60,431)

December 31, 2008	-	-	90,699,819	90,700	564,656	(701,837)	(46,481)

Shares issued for:
Services	-	-	9,856,357	9,856	36,328	-	46,185
Acquisition of Subsidiary	-	-	1,000,000	1,000	60,200	-	61,200

Shares cancelled	-	-	(875,000)	(875)	875	-	-

Warrants issued for debt	-	-	-	-	126,855	-	126,855

Net income (loss) and comprehensive income (loss)
2009 Net Income (Loss)	-	-	-	-	-	(828,903)	(828,903)

September 30, 2009 (Unaudited)	-	$-	100,681,176	$100,681	$788,915	$(1,530,740)	$(641,144)

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

In April 2009, we began to execute a new business plan wherein, the Company began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles.

In October 2009, we change our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

Note 2 - Summary of Significant Accounting Policies

Terms and Definitions

Company

Electric Car Company Inc. and Subsidiary (Formerly Classic Costume Company, Inc.)

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

FINRA

Financial Industry Regulatory Authority

FSP

FASB Staff Position

GAAP (US)

Generally Accepted Accounting Principals as applied in the United States

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q308

Three months ended September 30, 2008

Q309

Three months ended September 30, 2009

PTD08

Nine months ended September 30, 2008

PTD09

Nine months ended September 30, 2009

YTD08

Year ended December 31, 2008

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Basis of Presentation

The interim financial information as of September 30, 2009 and for the nine months period ended September 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2009, results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been made. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At both September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $0 respectively.

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

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC Topic 718, formerly SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Topic requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with ASC Topic 350, formerly SFAS No. 142, “Goodwill and Other Intangible Assets”, the fair value of these intangible assets is determined based on a discounted cash flow methodology.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, formerly SFAS 109, “Accounting for Income Taxes”. The Topic requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. The topic additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, formerly SFAS 128, “Earnings Per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at September 30, 2009.

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

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of ASC Topic 350, formerly SFAS 142, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible asset consists of a trademark on the Company’s name and its website. As a result of the divestiture of World Wide Relics, Inc., the Company wrote off the value of its trade mark.

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales.”

Recent Issued Accounting Standards

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has not generated sufficient revenues to achieve profitability. Additionally, the Company’s ongoing expenses, primarily registration, legal accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party, obtaining additional financing or locating investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock - 5,000,000 $.001 par value shares.

Common Stock – 200,000,000 formerly 50,000,000 $.001 par value shares.

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

In July 1, 2009, the shares of common stock currently issued was split forward at a ratio of seven (7) new shares for each one (1) old share, with the par value remaining at $.001 per share.

Note 5 – Acquisition and Divestiture of Subsidiary

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

On August 24, 2009, the Company announced the acquisitions of Imperial Coachworks, Inc. as wholly owned subsidiaries revealing Company’s new business model to be a leading provider for the Custom Livery, Fleet and Government transportation markets. The Company acquired Imperial Coachworks, Inc. effective July 1, 2009 for 1 million shares of its common stock which was valued at $0.0612 per share at July 1, 2009.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$61,200
Total assets	314,092
Total liabilities	315,050
Identifiable intangible assets	$0

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Acquisition and Divestiture of Subsidiary (continued)

Imperial Coachworks, Inc. and its subsidiary, Imperial Coach Builders, is a limousine and specialty vehicle manufacturing company that operates out of a 60,000 square foot manufacturing facility in Springfield, Missouri. Imperial is one of only nine limousine manufacturers operating under a QVM (Qualified Vehicle Modifier) Agreement with Ford Motors. The Company also has relationships with General Motors and Chrysler Corporation. Imperial is able to utilize the expertise of the supplier for superior engineering design, warranty support to its customers, rebates for chassis purchases and a source of marketing funds. Imperial’s design team also has a tremendous amount of experience in the creation and restoration of custom and classic automobiles. The company has designed and built a line of Ford Model T Roadsters to add to its other custom cars. These vehicles are modeled after the automobiles of the era of the custom hot rod, but are built utilizing modern technology in each of the engineering components.

Note 6 – Inventory

Inventory consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Raw materials	$85,504	$-
Work in progress	211,520	-
Finished product – new	41,855	-
Finished product – used	5,000	-

Total inventory	$343,879	$-

Raw materials consist of unassembled parts and components used in the assembly of a finished vehicle.

Work in process consists of chassis under assembly but not yet complete.

Finished product consists of completed vehicles ready for sale.

Management evaluated the inventory at September 30, 2009 and December 31, 2008 and determined that no allowance for obsolescence was necessary.

Note 7 – Other Assets

Other assets consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Customer lists	$225,000	$-
Web site	14,739	-
Less: amortization	(19,978)	-
Notes receivable – Legacy Limo	16,653	-
Security deposits	10,000	2,195
Total other assets	$246,414	$2,195

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Other Assets (continued)

Customer lists and web site (www.limoland.com) were acquired from Imperial Body and Design, Inc. (“IBD”) in repayment of the Company’s advance of $206,273. The Company previously made the advance to IBD to supplement their working capital and facilitate parts and material acquisitions. The Company’s intention was to acquire vehicles from them, once the vehicle assembly was completed. However, subsequent to June 30, 2009, IBD substantially ceased its operations. In order to satisfy its obligation to the Company, IBD arranged to transfer certain intangible assets, such as its web site and customer lists, to the Company. The Company has accepted the transfer of intangible assets and has recorded the transaction in July 2009 at the previously recorded value of the advance which management believes represents the fair value of the intangible assets transferred. The Company has evaluated the intangible assets and determined that they have a three year useful life. Accordingly, the Company is amortizing the intangible assets over their useful life, which resulted in a $19,978 charge to earnings in the quarter.

Legacy Limo is a customer of the Company that was provided supplemental financing to facilitate the sale of one of its vehicles. The primary financing was provided to the customer by Integrated Leasing (“Integrated”). Through an arrangement with Integrated, the Company purchased a portion of the financing from Integrated, which facilitated the vehicle sale to Legacy Limo. The Company’s participation arrangement with Integrated provides that the first three years of payments are credited to Integrated and the last two years of payments are credited to the Company. Integrated provides all debt service and payment processing functions.

Security deposits, the Company also deposited $10,000 on behalf of Imperial Coach Builders as a deposit on a chassis for future delivery.

Note 8 – Notes Payable, Short Term

Notes payable, short term consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

The Joseph Rosen Foundation, Inc. 20% note	$200,000	$-
Less: Unamortized Debt Discount	-	-
Shareholder Note	163,400	-
Electric Vehicle Conversion Consultant	66,198	-
SEC Administration Consultant	102,417	-
Current portion of long term debt	760,693	-
Total notes payable, short term	$1,295,008	$-

The Joseph Rosen Foundation, Inc. 20% note dated April 16, 2009 was issued to provide working capital for the Company. The note is secured and accrues interest at 20%, which is payable at maturity on August 16, 2009. The note is currently in default and is being renegotiated. The note is guaranteed by an officer of the Company.  The note also provided for the issuance of 400,000 warrants at a strike price of $0.30, which are valid for 5 years. The warrants are restricted and can not be exercised before April 15, 2010. The warrants were valued at $126,856 at the grant date, based on the Black-Scholes-Merton model. Accordingly, the Company has recorded the value of the warrants issued as debt discount and amortized the discount over the life the note, which resulted in $51,640 of additional interest expense in the quarter and $0 of unamortized debt discount remaining.

The Shareholder Notes represent a series of unsecured advances over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. To date, no notes have been repaid and none are past due.

Electric Car Company, Inc and Subsidiary (Formerly Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Notes Payable, Short Term (continued)

The Electric Vehicle Conversion Consultant notes represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. To date, no notes have been repaid and none are past due.  The primary consultant is a shareholder of the Company.

The SEC Administration Consultant notes represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. To date, no notes have been repaid and none are past due.

Note 9 – Other Current Liabilities

Other current liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Advances from shareholders	$37,039	$37,039
Customer deposits	66,193	-
Total other assets	$103,232	$37,039

Note 10 – Notes Payable, Long Term

Notes payable, short term consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008

Arden I, Inc	$300,000	$-
Evergreen floor plan arrangement	460,693	-
Less: current portion	(760,693)	-
Total other assets	$-	$-

The Arden I, Inc. note is dated January 2, 2009 and matures on January 1, 2010. The note accrues interest at 18% which is payable upon maturity along with outstanding principle. The note is unsecured.

The Evergreen Floor Plan arrangement is an informal agreement between the parties to finance the Company’s procurement of chassis and conversion into finish vehicles. Borrowings are chassis specific and are secured by a lien on the chassis title and are repaid as each chassis is sold. Borrowings do not bear a stated interest rate but the agreement calls for $2,500 to be added to each chassis repayment, which the Company records as interest expense when paid.

Note 11 – Subsequent Events

Name Change

Effective October 23, 2009 the Company received notification from FINRA (Financial Industry Regulatory Authority) that the Company will be quoted under the new symbol (OTC.BB:ELCR). The new CUSIP number is 28486A101.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the nine months period ended September 30, 2009; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and notes included in our most recent Form 10-K.

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

RESULTS OF OPERATIONS

Nine months Ended September 30, 2009 compared to Nine months Ended September 30, 2008.

During the period the Company began operations as a marketer and distributor of electric autos, and utility vehicles. The Company generated $650,375 in revenue from such activity resulting in gross profit of ($2,220). The gross profit loss was a result of low sales which underutilizes plant capacity. At current sales levels the Company is unable to cover is fixed overhead costs. The Company is reviewing its costing structure to identify potential savings. Total expenses incurred in continuing operations were $818,320 resulting in net loss from continuing operations of $820,540. The Company also incurred a loss from discontinued operations of $8,363 resulting in a net loss of $828,903.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008.

During the quarter the Company began operations as a marketer and distributor of electric autos, and utility vehicles. The Company generated $420,875 in revenue from such activity resulting in gross profit (loss) of ($20,220). Total expenses incurred in continuing operations were $633,451 and resulting in net loss from continuing operations of $653,671 and no loss from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2009, our cash on hand and total current assets were $713,691 and total current liabilities amounted to $1,601,249. As of September 30, 2009 a total stockholders’ deficit was ($641,144). Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations. We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

Cash Flows for the Nine Months September 30, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2009 of $1,000,298 of which $8,363 was from discontinued operations. Net cash used reflects an adjusted net loss for the period ended of approximately $571,191 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $429,107 of cash used to support net changes in working capital items, which included:

•

a $330,638 increase in accounts receivable as a result of new business;

•

a $338,091 increase in inventory due to the procurement of materials used in production;

•

a $9,580 increase in other current assets;

•

a $183,008 increase in accounts payable and accrued expenses as a result of supplier financing for materials;

•

a $57,830 increase on other liabilities.

Cash Flows used in Investing Activities

Our investing activities used $267,691 in net cash during the nine months ended September 30, 2009. Net cash used consisted primarily of investments and advances.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,295,008 for the nine months ended September 30, 2009, of which $332,245 was raised through the issuance of notes as described in Notes 8 and 10 to the unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Financial Officer *
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

———————

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC CAR COMPANY, INC.

November 20, 2009

By:	/s/ Gary Spaniak
Gary Spaniak
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Principal Accounting Officer and Director