Form 10-K
period 2009-12-31
ELECTRIC CAR COMPANY, INC.
filed 2010-04-15
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Electric Car Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	333-142704	20-8317658
(State or Other Jurisdiction of Incorporation)	(Commission File Number	(I.R.S. Employer Identification No.)

1903 North Barnes Avenue, Springfield, MO 65803

(Address of Principal Executive Office) (Zip Code)

(417) 866-6565

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to section 12(g) of the Act:   None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   None.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 245,505,495 common shares outstanding at April 6, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TABLE OF CONTENTS

PART I

1

ITEM 1.

BUSINESS

1

ITEM 1A.

RISK FACTORS

7

ITEM 1B.

UNRESOLVED STAFF COMMENTS

11

ITEM 2.

PROPERTIES

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

(removed)

11

PART II

12

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIIES

12

ITEM 6.

SELECTED FINANCIAL DATA

13

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

13

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

16

ITEM 9A.

CONTROLS AND PROCEDURES

16

ITEM 9B.

OTHER INFORMATION.

16

PART III

18

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

18

ITEM 11.

EXECUTIVE COMPENSATION.

19

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

21

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS
INDEPENDENCE

21

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

22

PART IV

23

Item 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

23

PART I

ITEM 1.

BUSINESS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash, which are discussed in Part II, Item 7 under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Acronyms and defined terms used in this text include the following:

Company

Electric Car Company, Inc. (formerly Classic Costume Company, Inc.)

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principals

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

AVAILABLE INFORMATION

We will make available and voluntarily provide paper copies, free of charge upon written request to our principal, copies of any registration statement, amendments, and other reports and other information we file with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our registration statement, amendments, and other reports and other information we file subsequently can also be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1- 800-SEC-0330.

THE COMPANY

Background

Electric Car Company, Inc. (“ELCR”, “Classic” or “We” or “the Company”) was organized as a Delaware corporation on December 29, 2006 to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.com.  On January 7, 2007, we issued an aggregate of 10,000,000 shares of common stock, valued at $0.05 per share, to E. Todd Owens for professional services rendered amounting to $500,000.  On January 17, 2007, in consideration for 100% of the outstanding Shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), we issued 201,000 shares of common stock and a promissory note for $30,000 that was subsequently forgiven.  During June 2007, the Company raised a total of $30,150, representing 603,000 shares, in a public offering.

On January 5, 2009, the Company’s Board of Directors resolved to spin-off its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  The spin-off was effectuated with the filing of a registration statement on Form S-1 which became effective on January 15, 2010.

In April 2009, we began to execute a new business plan wherein the Company began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles.  In August 2009, we acquired Imperial Coachworks, Inc. as a wholly-owned subsidiary in consideration for 1,000,000 shares of our common stock.

In October 2009, we changed our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

Overview

We are a limousine and specialty vehicle manufacturing company.  We intend to utilize the expertise of various suppliers for superior engineering design, warranty support to our customers, rebates for chassis purchases and a source of marketing funds.  Imperial’s design team also has a significant amount of experience in the creation and restoration of custom and classic automobiles.  The Company has designed and built a line of Ford Model T Roadsters to add to its other custom cars.  These vehicles are modeled after the automobiles of the era of the custom hot rod, but are built utilizing modern technology in each of the engineering components.

In addition, we are developing and expect to have a zero emissions “Pure electric” livery vehicle by the second quarter of 2010 for the aftermarket automotive up-fitter segment.

We are a Delaware corporation with our executive offices and manufacturing facilities located in Springfield, Missouri.  Our subsidiaries are Imperial Coachworks, Inc. and its subsidiary Imperial Coach Builders, Inc. (collectively with Electric Car Company, Inc. referred to as “we”, “our” or the “Company”) unless the context provides otherwise.

Our primary website is www.limoland.com.  The information contained on our website is not part of our reports with the Securities and Exchange commission and is not incorporated by reference into this Report.

SUBSIDIARIES

The Company’s wholly owned subsidiaries are Imperial Coachworks, Inc. and Imperial Coach Builders, Inc.

FINANCIAL INFORMATION

Period Ended December 31, 2009
Net Revenues	$1,144,000
Gross Profit	$38,578

Net Income/(Loss)	$(1,911,469)

Total Shareholders’ Deficit	$(1,020,710)

STRATEGIC POSITION OF THE COMPANY

The Company’s management has extensive experience building custom automobiles which meet customer expectations.  The data from this history has given us an in-depth and transferable knowledge of the aftermarket up-fitter business for specialty vehicles.  The current economic environment should provide an opportunity to acquire diverse market up-fitters at historically low prices.

In October 2009, we retained the services of GNS Tech, Inc. (“GNS”), a specialty bus design and manufacturing consulting firm based in Ozark, Missouri.  The GNS team  has over 24 years of combined expertise in design, construction and sales of specialty buses.

We have also established a strategic partnership with Electric Vehicle Performance Conversions, LLC. They have the ability to upgrade any vehicle to a “pure electric” with up to 200 miles of range at an affordable price.

MISSION STATEMENT

Our mission statement is to create extraordinary shareholder value through innovative excellence in products and services delivered to our clients through our various relationships.  Our goal is to be the leader in the field of vehicle and powertrain customizing for a wide array of specialty vehicles that reflect or commitment to innovation and excellence.

OBJECTIVES

Our business plan objectives are as follows:

1.

Enhance our existing Livery Fleet facility to incorporate electric and propane hybrid technology;

2.

Bring to market the first true “Green”, fully developed automotive drivetrain upgrade by dedicating company efforts to “pure electric” conversion technology;

3.

Explore additional forms of “alternative” energies including, but not limited to electric hybrid technology and liquid propane conversion;

4.

Offer innovative products to individuals and commercial operators through internal product development;

5.

Continuously enhance these innovative products through acquisitions of additional vehicle manufacturers and converters;

6.

Consolidate the fragmented specialty vehicle industry;

7.

Enhance shareholder value through prudent lending standards and preservation of collateral value.

SPECIALTY VEHICLES

We are developing a non-stretched “Bridal Coach” to our line of specialty vehicles.  This will give limousine operators a new upscale vehicle that will compete with many of the luxury import coaches in service today, without the need to procure many of the additional requirements necessary to operate a stretched livery vehicle.

Vehicles such as the 1939 Packard Limo Sedan are in ready supply throughout the country, with and without working drive trains.  These vehicles can be easily restored to original condition and in the case of those without working power plants, can be retro fitted with electric conversion motors.

By adding custom paint and body moldings as well as richly appointed interiors, we are able to market these vehicles at a substantially higher retail cost, not only increasing profitability but also offering our customers a truly personal vehicle.

The Company has designed and built a line of Ford Model T Roadsters to add to its line of custom cars.  These vehicles are true to the era of the custom hot rod but are built utilizing modern technology in each of the engineering components.  Their drive trains are specific to the individual taste of the customer; they are topped off with original Henry Steel or one-piece fiberglass bodies, as request.  Each are finished with a one-off, custom paint job, including hand painted flames or pin stripes.

We have also developed a “non stretched” custom SUV for the livery business as well as for personal use.

PURE ELECTRIC VEHICLE UPGRADE

ELCR has retained the exclusive services of Electric Vehicle Performance Conversions, LLC (“EVPC LLC”).  The company is a leader in the high-end automotive retrofit industry as well as high performance electric conversion technology.

The explosive growth of the hybrid vehicle market indicates a strong appetite for environmentally friendly alternatives to gasoline powered engines.  Interest in electric vehicles is currently at an all time high.  While electric vehicles were first developed and sold over 100 years ago, it has long been recognized that the weak link was the state of battery technology.  Recent significant improvements in battery technology have created an opportunity to overcome this weakness and make electric vehicles a reality.

The Company’s confidence in this market stems from its research of five marketplace trends:

•

Several states provide significant (50% - 80%) tax credits for pure electric vehicle conversions which can be carried over for up to five years

•

Fleet Truck customers are currently buying 80,000 up-fitted vehicles per year and 640,000 stock vehicles per year.  Many fleet customers keep their vehicles for 15 or more years, thus providing a significant cycle life for payback of initial investment

•

State governments are providing grants to both develop and replace powertrains of heavy duty trucks to current fleet owners to improve emissions by a minimum of 25% over existing fleet vehicles

•

Recent mass production of hybrid technology is establishing a supplier base of off the shelf solutions for zero emission, electric vehicle (“EV”) technologies necessary to convert a conventional vehicle into an EV

•

With recent nanotechnology developments driving significant LI-Ion battery improve-ments, we expect to see a 5 times improvement in range (1,000 miles) using a battery pack of the same size, cost and weight within the next three to five years

We believe we are now in the enviable position of being among one of the first to provide high performance electric vehicle upgrades to the automotive market.  While competitors are working to build battery powered electric vehicles from the ground up, EVPC’s conversion approach translates into faster time to market and increased reliability for its customers.  The upgrade technique we use on our vehicles is pure electric.  Thus, we do not use any gasoline, diesel or bio-fuel.

With 21 years in the high-end automotive retrofit industry, Paul Vaughn Liddle, CEP of EVPC prides himself on building, “the finest custom super-cars and electric exotics at an affordable price.”  At present, EVPC offers a line of EV exotic sports cars beginning at around $40,000 for an all electric “Porsche Boxer” or a little more for a “Porsche 911” and an electric “VW Phantom” with a price tag starting at $190,000.

Although the concentration has been on the exotic market, EVPC has the capability of converting just about any gasoline powered vehicle into a fully function, zero-emissions electric vehicle.  The exclusive relationship being forged between ELCR and EVPC means that the vision of a greener, more environmentally friendly livery fleet industry is that much closer to being a reality.

In addition to the extensive engineering knowledge and manufacturing expertise, EVPC has proven that its vehicles sell, having put more than 50 of their electric exotics in the hands of collectors and aficionados, world-wide.  Along with its World Headquarters in West Palm Beach, EVPC has established dealerships in Los Angeles, California and Detroit, Michigan.

EV vehicle spec summary:

•

0-60 in approximately 5 seconds

•

90% efficient electric motors

•

Top speeds in excess of 100 mph

•

Up to 200 miles of range @ 55 mph

•

Up to 450,000+ mile battery life

•

Air conditioning

•

Quick response electric heating

•

Recharging at 120V or 240V outlets

•

Improved handling over the base vehicle

•

Improved front/rear weight distribution

•

Zero emissions

•

Zero use of gasoline

•

No oil or coolant changes, leaks or spills

•

80% or greater reduction in running costs (fuel, oil, brake maintenance, powertrain maintenance)

•

40% reduction in interior noise levels

We are also in the development stage of using liquid propane as an alternative fuel.  Liquid propane (“LP”) is a by-product of the refining process of natural gas and crude oil.  About 3% of a barrel of oil becomes propane.  LP boils at 44 degrees Fahrenheit; when it is vaporized, it becomes a gas again.  Because it vaporizes as such a low temperature, it mixes easily with air.  Therefore, it does not require a high temperature (over 400 degrees Fahrenheit for gasoline) for it to atomize.  This improves cold starts, emissions and drivability.  Propane is a stable fuel; it does not go bad if you do not use it.

Since propane has such a low carbon content, motor oil never gets dirty which increases engine life.  The oil does still need to be changed, though not as often.  Spark plug life is dramatically extended.  Also, you cannot “flood” a propane engine.  When gasoline engine “floods”, raw fuel enters the cylinders, washing past the rings and into the oil, also wetting the plugs.  LP carburetion automatically compensates for altitude changes, saving carburetor re-jetting and computer re-learn.

Since LP is under pressure, there are no fuel pumps, no float bowl or need and seat.  Another plus is the high-octane rating of propane; between 100 and 110.  This means that if you are turbo-charging, it is the ideal fuel.  The LP system is sealed to the elements so that even complete submersion will not allow water into the fuel system.

Through our relationship with G&S Tech, Inc., we are the exclusive New York and Massachusetts propane distributor for Technocarb Equipment, Ltd. (“TCE”), a manufacturer of liquid propane and compressed natural gas (“CNG”) conversion systems for automobiles, trucks and industrial equipment.

MARKETING, SALES AND DISTRIBUTION

At present, we market our vehicles through tradeshows, print advertising and direct marketing to limousine operators and dealerships or users.  The Company has developed a sophisticated Internet marketing strategy that is expected to significantly increase sales while minimizing sales costs with companies like EBay, etc.  The Company is focusing on certain custom niches within its geographical markets and believes that opportunities for growth remain strong for modified limousine chassis and other specialty vehicles.  The Company has an innovative sales and service team focused on building lasting relationships with its customers.  This is accomplished by delivering vehicles and services that management believes will inspire customer loyalty and enthusiasm.

We typically attend several tradeshows annually to exhibit our products and services, as well as to stay abreast of current trends in the marketplace.  In addition to tradeshows, our sales team typically attends local limousine operator association meetings on a monthly basis.  This enables the sales team to stay in front of the operators on an on-going basis.  The Company and its sales team actively call the operators in their sales market to maintain a one-on-one relationship with the operators.  The Company sends out direct e-mail marketing pieces to select customers or contacts with products or services that they believe will result in future sales of our products.

RESEARCH AND DEVELOPMENT

Imperial, which has been in the research and developments stages to build a hybrid livery vehicle, acknowledges “Pure Electric” conversion technology as a giant leap forward.  Conversion to an electric stretch limousine will bypass the need for consumers to adapt existing commercial offerings, i.e., Prius, Volt and Honda Accord, etc., that are under powered hybrid vehicles for this need as well as other fleet vehicle applications.  For the most part, we rely on technology and research developed by others.

EMPLOYEES

As of December 31, 2009, the Company had 24 full-time employees and no part-time employees. None of our employees are represented by a collective bargaining agreement. Management of the Company considers its relationship with its employees to be satisfactory.

MATERIAL AGREEMENTS

On October 1, 2009, the Company entered into a consulting agreement with G&S Tech Inc. under which G&S has agreed to provide the Company with sales and construction consulting services for a term of one year which is renewable annually.  Under the agreement, the consultant has agreed to provide the Company with third party construction contracts, perform sales and construction consulting and help the Company market the manufacturing of busses with several different designs and uses.  Furthermore, the consultant will assist the Company in entering a limousine market in Canada.  In consideration for providing the consulting services, the consultant received a fee of $20,000 upon entering into the consulting agreement and is paid $3,000 per week.  Furthermore, the consultant shall be paid 20% of net profits on all contractual introductions made by consultant.  Furthermore, the consultant received 1,000,000 shares of common stock of the Company upon entering into the consulting agreement.  Consultant may earn an additional 4,000,000 shares of common stock of the Company based on Company gross sales revenues.

On November 3, 2009, the Company entered into a consulting with EVPC LLC under which EVPC has agreed to serve as electric automotive motor sales and conversion consultant for a term of three years, with four additional renewal option years.  The consultant shall be responsible for creating and developing electric or hybrid systems and for assisting in the establishment of a franchising division.  In consideration for its services, the Company has agreed to pay the consultant 50% of all franchise fees received by the Company up to $200,000 and 20% of all franchise fees received by the Company over $200,000.  Furthermore, the consultant is eligible to receive a performance bonus during the term of the consulting agreement of up to 10,000,000 shares of the Company’s common stock based on future electric vehicle sales.  The Company or the consultant may terminate the agreement at any time after one year and upon no less than 90 days prior written notice.  If the agreement is terminated by the consultant, all future commissions will be forfeited.

INTELLECTUAL PROPERTY

We rely upon unpatented trade secrets, processes and know how in connection with our proprietary machine tooling and customized equipment. To protect our proprietary rights, we enter into confidentiality or license agreements with third parties, employees and consultants, and control access to and distribution of our proprietary information.  We do not own any patents.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Environmental, health and safety laws include those relating to the generation, storage, transportation, disposal and emission into the environment of hazardous wastes and various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) clean-up of environmental contamination arising at owned or operated sites and at facilities where waste is disposed. Licenses and permits are required for operation of the Company’s business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. We conform to federal safety and environmental laws and regulations, including those mandated by the Environmental Protection Agency (“EPA”), the Pipeline and Hazardous Materials Safety Administration (“HAZMAT”), the Occupational Safety & Health Administration (“OSHA”) and the State of Missouri. In addition to complying with general environmental, safety and fire precautions, we operate a state-of the-art water filtration and recycling system that distills used water before reintroducing it back into the system.

We believe that we will be able to maintain substantial compliance with such laws and permit requirements, except where such non-compliance is not expected to have a material adverse effect on the Company.

ITEM 1A.

RISK FACTORS

Risks Relating to Our Business Generally

ONGOING ECONOMIC TRENDS IN THE AUTOMOBILE INDUSTRY MAY FURTHER LIMIT DEMAND FOR CUSTOM LIVERY, FLEET AND SPECIALTY VEHICLE PRODUCTS WHICH MAY ADVERSELY AFFECT OUR DISTRIBUTORS AND OUR OPERATIONS, AND CONTINUE TO MAKE IT MORE DIFFICULT OR IMPOSSIBLE TO OBTAIN CAPITAL OR FINANCE OUR OPERATIONS.

The automotive aftermarket is impacted by the same general overall economic factors that are impacting the automobile industry in general.  Economic and other factors include production fluctuations by domestic and foreign automobile manufacturers, credit availability, interest rates, fuel prices and consumer confidence which hurt companies that produces and markets custom livery, fleet and special vehicle products.  Because we sell primarily to fleet operators and custom car users, our operations are dependent on the financial health of the automotive industry and general economy.  Ongoing downturns in the automotive industry as a whole may have a material adverse impact on our operating results.  Further, sustained weakness in general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our distributors' ability to raise capital on favorable terms to maintain operations.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could adversely impact our ability to sustain our businesses and would likely increase our capital costs.

WE HAVE INCURRED RECENT LOSSES AND MAY INCUR LOSSES IN THE FUTURE THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We have incurred net losses since inception.  In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues to offset our increased costs, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAKES OUR FUTURE RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.

Our focus, since inception, has been to raise capital to purchase automobiles which we customize and expand our manufacturing and production capabilities. Using the proceeds from the sales of our common stock and loans, we have working capital.

OUR ABILITY TO SUCCEED DEPENDS ON OUR ABILITY TO GROW OUR BUSINESS AND ACHIEVE PROFITABILITY.

We must continue to develop new and innovative ways to manufacture our products and expand distribution in order to maintain growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

•

Our ability to manage costs;

•

The increasing level of competition in the automotive aftermarket industry;

•

Our ability to continuously offer new or improved products and services;

•

Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•

Our ability to maintain sufficient production capacity for our products and services;

•

The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•

Our ability to identify and respond successfully to emerging trends in the automotive, livery and custom car industry;

•

The level of consumer acceptance of our products and services, including use of alternative energies;

•

Regulatory compliance costs; and

•

General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

OUR REVENUE IS GENERATED ON THE BASIS OF PURCHASE ORDERS FROM DISTRIBUTORS AND FROM A FEW OEM CUSTOMERS RATHER THAN LONG TERM PURCHASE COMMITMENTS THAT MAY ADVERSELY AFFECT OUR MARGINS IF WE LOSE ONE OR MORE OF THESE DISTRIBUTORS OR CUSTOMERS.

We sell our products through distributors and directly to customers, none of which account for more than 10% of our sales.  Further, because our products are manufactured just in time and according to customer specifications, we are required to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

THE HIGH PERFORMANCE AUTOMOTIVE PARTS MARKET IS HIGHLY COMPETITIVE WITH SEVERAL LARGE AND NUMEROUS SMALL COMPETITORS THAT MAY OFFER PRODUCTS SIMILAR TO OURS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

Our competitors range from small family owned and operated businesses to mid to large sized specialty manufacturers to large, independent domestic and international manufacturers that supply the types of products we manufacture and distribute.  We can make no assurances that we will be able to effectively market our brand to customers or that our products, service standards and product pricing will appeal to customers.  New competitors may have greater financial resources than us, have extensive distribution networks, and have economic advantages such as lower labor and benefit costs, lower taxes, and in some cases, governmental assistance. To remain competitive and to grow into a medium to large manufacturer, we intend to continue to anticipate technological advances by our competitors, look to form joint ventures and continue to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices. Our business may be adversely affected if we do not sustain our ability to meet customer and distributor requirements relative to technology, design, quality, delivery and cost or if we fail to acquire market share from our competitors.  Further, to promote our brands, we may be required to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL INVESTIGATION, REMEDIATION AND COMPLIANCE COSTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our operations are subject to federal, state and local laws and regulations governing emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. While we believe that our operations and facilities are being operated in compliance in all material respects with applicable environmental health and safety laws and regulations, the operation of precision metal machining and anodizing facilities entails risks in these areas making us subject to penalties and costs associated with non-compliance of various federal, state and local environmental regulations. There can be no assurance that we will not incur material costs or liabilities, including substantial fines and criminal sanctions for violations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

WE MAY INCUR COSTS AS A RESULT OF PRODUCT LIABILITY AND WARRANTY CLAIMS THAT MAY BE BROUGHT AGAINST US.

We face an inherent business risk of exposure to product liability claims in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. To date, we have not been subject to any product liability claims, however, we cannot assure you that we will not experience a material product liability loss in the future or that we will not incur significant costs to defend such claims. A successful claim brought against us may have a material adverse effect on our business, results of operations and financial condition.

WE DO NOT MAINTAIN CUSTOMARY INSURANCE COVERAGE TO PROTECT AGAINST THE POTENTIAL HAZARDS INCIDENT TO OUR BUSINESS.

Other than workman’s compensation and general liability, we do not maintain property, business interruption, product liability and casualty insurance coverage. A catastrophic loss of the use of all or a portion of our facilities due to accident, labor issues, weather conditions, national disasters or otherwise, whether short- or long-term, could have a material adverse effect on our business, results of operations and financial condition.

TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH WILL DILUTE ALL SHAREHOLDERS.

We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements.  To date, we have relied on financing through the ongoing sale of our securities and loans. Our reliance on proceeds from our offerings and loans may not be adequate to fund our capital needs in the future and therefore, we may sell securities in the public or private equity markets if and when conditions are favorable and even if we do not have an immediate need for capital at that time.  We may not be able to sell stock or raise additional capital that we may need on terms favorable to us, or at all. Raising funds by issuing our equity securities will dilute the ownership of our existing stockholders and may have a dilutive impact on your investment.

THE ISSUANCE OF ADDITIONAL SHARES OR SERIES OF PREFERRED STOCK AND SECURITIES THAT ARE CONVERTIBLE INTO COMMON STOCK IN THE FUTURE COULD DILUTE SHAREHOLDERS AND RESTRICT YOUR RIGHTS AS A STOCKHOLDER.

Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the number of shares of each series, the voting rights, any preferential rights to receive dividends or assets upon liquidation, conversion rights and other powers to be determined by the Board of Directors.  Currently, the Series A Preferred stock has priority over the Company’s common stock and will rank in parity with any class or series of capital stock that the Company subsequently designates.  We cannot assure you that we will not issue additional shares, classes or series of preferred stock that have rights, preferences or privileges senior to your rights as a holder of our common stock.  The issuance of additional shares, classes or series of preferred stock could adversely affect the voting power or other rights of our shareholders or be used, to discourage, delay or prevent a change in control, which could have the effect of discouraging bids for us and prevent shareholders from receiving maximum value for their shares.

OUR PRESIDENT OWNS PREFERRED SHARES WITH SUPER VOTING RIGHTS AND CONVERSION RIGHTS WHICH MAY NOT BE BENEFICIAL OR DESIRED BY OUR OTHER SHAREHOLDERS.

Gary Spaniak owns 500,000 shares of Series A Preferred Stock which has super voting rights in that its shares vote and convert as 40% of the outstanding shares on a duly diluted basis.  The Preferred Shares were issued subsequent to year end.  As a 40% shareholder, Mr. Spaniak can elect all directors, and dissolve, merge or sell the Company’s assets or otherwise direct the Company’s affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the value of our common stock.

WE HAVE NOT PAID DIVIDENDS TO OUR COMMON STOCKHOLDERS IN THE PAST AND MAY NOT PAY DIVIDENDS IN THE FUTURE THEREFORE RETURN ON YOUR INVESTMENT, IF ANY, MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  We intend to retain any future earnings to finance the development and expansion of our business.  By not paying dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

CURRENTLY THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND LIQUIDITY IS LIMITED.

Our common stock is traded on the OTCBB and while there may be significant trading activity on certain days, it often lacks liquidity.  As a penny stock, there are many restrictions.  There has been a limited public market for our common stock on the OTCBB and we cannot assure that a liquid public market for our common stock will develop in the future.  It is not certain that an orderly market will develop and the market price of our common stock may be highly volatile because the market, if any, will be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed elsewhere in these Risk Factors, investors’ perceptions of the Company and its business, our operating results, our dividend policies and general economic and market conditions.  Any one of these factors could adversely affect our liquidity and the trading price of our common stock, if any.  Failure to develop or maintain a trading market could negatively affect the value of your investment and make it difficult or impossible for you to sell your shares.  In the absence of a trading market, you will be unable to liquidate your investment except by private sale which may be costly and inconvenient, if possible at all.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our current headquarters and principal production facilities are located at 1903 North Barnes Avenue, Springfield, Missouri 65803. This facility is approximately 60,000 square feet.  We lease this facility pursuant to a five year lease at $1.90 per square foot.

We believe our facilities are adequate for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.  As of December 31, 2009, we are not aware of any pending or threatened material litigation.

ITEM 4.

(REMOVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Commencing April 2009 our securities are quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “ECLR”.  Prior to April 2009 there was no public market for our securities.  Since that date a limited market has developed.  On April 12, 2010 the closing price of our common stock was $0.008. High and low bid for each quarter of 2009 is set forth as follows:

Date	High	Low
January-March	N/A	N/A
April-June	.42	.42
July-September	.42	.03
October-December	.0625	.0205

Number of Stockholders

As of December 31, 2009, there were approximately 114,681,176 shares of common stock issued and outstanding to 56 record shareholders.  We believe we have more than 500 beneficial holders.

Dividend Policy

We have not paid a dividend to our common stockholders since incorporation and we do not anticipate paying any dividends in the future. We intend to retain earnings to finance the expansion of our business and for general working capital purposes. The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. No assurance is given as to our ability or willingness to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, there were no stock options or other equity incentive securities issued and outstanding.

Recent Sales of Unregistered Securities

In May 2009, the Company issued 1,408,051 restricted common shares to a consultant for assistance provided in securing additional capital resources. The Company recognized an expense in the quarter of $46,185 or $0.0328 per share, which management considers its fair value based on a previous private transaction of similar restricted shares.

On September 1, 2009 the Company issued 1,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $150,000 or $0.15 per share, which management considers its fair value based on our market price in similar trades at that date.

On October 1, 2009 the Company issued 1,000,000 common shares to a consultant to provide business sales and design support services for 1 year. The Company recognized an expense of $30,000 or $0.03 per share, which management considers its fair value based on our market price in similar trades at that date.

On November 5, 2009 the Company issued 1,000,000 common shares as payment for the acquisition on August 24, 2009 of Imperial Coachworks, Inc., including its wholly owned subsidiary Imperial Coach Builders, Inc.

The Company recognized an expense of $49,000 or $0.049 per share, which management considers its fair value based on our market price in similar trades at that date.

On December 1, 2009 the Company issued 10,000,000 common shares to a consultant to provide electric car conversion and franchising of systems services for 3 years. The agreement provides that the shares become vested over the contract period commencing after completing the first year of service. Accordingly, the Company recognized no expenses in the current period as the shares are not vested. The value of the shares at grant date is $400,000 or $0.04 per share which management considers its fair value based on our market price in similar trades at that date.

On December 29, 2009 the Company issued 2,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $74,000 or $0.037 per share, which management considers its fair value based on our market price in similar trades at that date.

All of the securities above were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.  No commissions were paid. Certificates representing the securities issued contain a legend restricting their transferability absent registration or applicable exemption.

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company” we are permitted to scale disclosure and therefore, are not providing the information contained in this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should review the “Risk Factors” in Item 1A of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our results of operations for the year ended December 31, 2009; and (ii) financial liquidity and capital resources.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 of the financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

RESULTS OF OPERATIONS

During the second quarter of 2009 the Company began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles, electric autos, and utility vehicles. The Company generated $1,144,000 in revenue from such activity resulting in gross profit of $38,578 or 3.4% of revenue.  The low gross profit was a result of insufficient sales volume to fully utilize available plant capacity.  At current sales levels the Company is unable to adequately cover its fixed overhead manufacturing costs and generate a more appropriate gross profit.  The Company is reviewing its costing structure to identify potential savings. Total expenses incurred in operations were $1,950,047 resulting in net loss from continuing operations of $1,911,469.

In addition, due to general economic events which adversely impacted the automotive industry in general and the limousine industry in particular, the Company idled its production facilities in December 2009.  Management also noted that many of its suppliers also took extended year-end holiday breaks.   Given the soft market, lack of available credit for customer purchases and potential unavailability components, management choose the foregoing action until conditions improved.  As conditions improved in 2010, management reactivated its production facilities in February 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our cash on hand and total current assets were $972,184 and total current liabilities amounted to $2,219,332. As of December 31, 2009 a total stockholders’ deficit was ($1,020,710).  Until the company achieves a net positive cash flow from operations, we are dependent on Officers of the Company to advance us sufficient funds to continue operations.  We may seek additional capital to fund potential costs associated with expansion and/or acquisitions. We believe that future funding may be obtained from public or private offerings of equity securities, debt or convertible debt securities or other sources. Stockholders should assume that any additional funding will likely be dilutive.  Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

Cash Flows for the Year Ended December 31, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2009 of $1,150,735.  Net cash used reflects an adjusted net loss for the period ended of approximately $913,906 as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $245,192 of cash used to support working capital items, which included:

•

$328,195 in accounts receivable as a result of new business;

•

$182,027 in inventory due to the procurement of materials used in production;

•

$407,981 in other current assets, primarily as a result of entering into a consulting agreement which was fully prepaid;

•

$576,739 in accounts payable and accrued expenses as a result of supplier financing for materials;

•

$104,637 on other liabilities.

Cash Flows used in Investing Activities

Our investing activities used $284,563 in net cash during the year ended December 31, 2009. Net cash used consisted primarily of investments and advances.

Cash Flows from Financing Activities

Our financing activities provided net cash of $1,480,918 for the year ended December 31, 2009, of which $1,480,918 was raised through the issuance of notes as described in Notes 8 and 10 to the consolidated financial statements attached to this Report.

Material Commitments

We have no material commitments.  We will purchase the chassis and parts on an “as needed” basis to fulfill orders.

OFF BALANCE SHEET ARRANGEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the note to our consolidated financial statements attached as an exhibit to this Report.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe we have any material exposure to market risk associated with our cash and cash equivalents.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies.  As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.

OTHER INFORMATION.

 During the first quarter of 2010, as discussed in the Note 8, Note 10 and Note 12 of the Company’s financial statements, certain promissory notes previously issued by the Company were converted into shares of the

Company’s common stock.  As a result of these negotiated conversions, the Company issued approximately 70,882,297 shares of its common stock to a total of three noteholders in satisfaction of the promissory notes.

In during the first quarter of 2010, the Company authorized the designation and issuance of 500,000 shares of Series A Convertible Preferred Stock to its executive officer, Gary Spaniak.  The preferred shares were issued in consideration of Mr. Spaniak forgiving approximately $106,000 of his accrued salary and loans.  The preferred shares contain super voting rights and certain anti-dilution provisions.  Each holder of record of shares of the preferred stock shall have the right to convert all (but not part) of such preferred shares into that number of fully paid and non-assessable shares of common stock as shall be 40% of the Company’s common stock on a fully diluted basis.  The shares of preferred stock shall vote together with the Company’s common stock, except as otherwise required by law.  The number of votes for the preferred stock shall be the same number as the amount of shares of common stock that would be issued upon conversion.

 On January 5, 2009, the Company’s Board of Directors resolved to spin-off its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”).  Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  The spin-off was effectuated with the filing of a registration statement on Form S-1 which became effective on January 15, 2010.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers, key employees and directors.

Name	Age	Position
Gary Spaniak	44	Director, President and Treasurer; CEO, COO and CFO
Lisa Catterson	43	President of Imperial Coachworks

Management is not aware of any material proceedings to which any director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

Our Board of Directors currently consists of one director, Gary Spaniak. Our Bylaws provide that our board shall consist of not less than one nor more than nine individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Gary Spaniak has served as the Company’s officer and director since November 2008 as its sole executive officer and director.  From January 2001 through January 2008 Mr. Spaniak served as president and a director of Interactive Brand Development, Inc.

Lisa Catterson has served in various capacities with Imperial Body & Design and Imperial Coachworks since 2008 and currently serves as president of Imperial Coachworks.  From 1990 through 1996 she served as a childcare development operator for the Florida based, Cheers Academy. From 1999 through 2001, Ms. Catterson was employed as an estimator for Dooley Mac Constructors, a specialized construction service company. From 2001 through 2006, Ms. Catterson was employed by iBidUSA.com, Inc, an internet auction company, which was acquired by Interactive Brand Development, Inc.

Committees

To date, we have not established a compensation committee, nominating committee or an audit committee. Our President reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to us, or written representations by officers, directors and 10% shareholders, we believe that during the fiscal year ended December 31, 2009, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Board of Directors and Committees

During the year ended December 31, 2009, our board of directors held 12 meetings.

To date, we have not established an audit committee.  Due to our financial position, we have been unable to attract qualified independent directors to serve on our board.  Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.  Our sole board member is not considered a “financial expert.”

Because the board of directors consists of only one member, the board has not delegated any of its functions to committees.  The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  We do not have any independent directors who would qualify as an audit committee financial expert.  We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

The Company has adopted a code of ethics.  The code of ethics was filed with the Company’s Form SB-2 registration statement.  The code of ethics may be obtained by contacting the Company’s executive offices.  The code applies to our officers and directors.  The code provides written standards that are designed to deter wrongdoing and promote:  (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure; (iii) compliance with applicable laws and regulations; (iv) promote reporting of internal violations o the code; and (v) accountability for the adherence to the code.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Officer Compensation

The following table sets forth annual compensation of the Company's Principle Executive Officer and each of the Company's two other most highly compensated executive for the last fiscal year.

SUMMARY COMPENSATION TABLE

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Gary Spaniak, President	2009	125,000	-0-	$0(1)	-0-	-0-	-0-	-0-	$125,000(1)

Lisa Catterson	2009	65,000		$0(2)	-0-	-0-	-0-	-0-	$65,000(2)

(1)

Excludes shares of common stock acquired in private transactions.

(2)

Excludes shares of common stock acquired in private transactions.

Employment Agreements

Neither Mr. Spaniak nor Ms. Catterson have employment agreements.

Equity Incentive Plan

None.

As of the date of this Report, we have issued no options, warrants or other equity or non-equity based incentives nor has any equity award/compensation been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Director Compensation

There was no director compensation in 2009.

Consulting Agreements

As the Company has a limited number of executive and management personnel, it has entered into consulting agreements with four third party consulting entities.  These agreements provide for business management and advisory services over a term of five years.  The agreements were entered into on July 1, 2009 and the material terms of such agreements are as follows:

The Company has entered into a consulting agreement with SEC Administrative Consultants (“SECAC”), pursuant to which SECAC has agreed to provide the Company with administrative consulting services.  Under the agreement the consultant shall receive a base salary of $125,000 per year, an office expense allowance of up to $15,000 per year, health insurance up to $15,000 per year and an annual performance bonus of up to 100% of the consultant’s base compensation.  Furthermore, the Company has agreed to pay and reimburse the consultant for all reasonable out-of-pocket expenses incurred by the consultant and in the event any compensation is not paid when due, such compensation will accrue interest at the rate of 10% for the first thirty days of nonpayment and then shall accrue at an interest rate at the maximum amount permitted under applicable law.  If any compensation is not paid after 90 days, the consultant may elect to accept common stock in lieu of cash payment.  Furthermore, the consultant will receive restricted common stock equal to 10% of the value of any and all contracts, agreements or other transactions introduced by the consultant to the Company.  In the event the consultant’s engagement is terminated as a result of a change of control, by the Company without cause or by the consultant for good reason, the consultant shall be entitled to receive the severance benefits, including but not limited to payment to the consultant of an amount equal to the lesser of 2.99 times the base compensation in the year of such termination or the amount of base compensation owed to consultant for the remainder of the term of the agreement.

The Company has entered into a consulting agreement with Electric Vehicle Car Consultants (“EVCC”), pursuant to which EVCC has agreed to provide the Company with financial consulting services.  Under the agreement the consultant shall receive a base salary of $125,000 per year, an office expense allowance of up to $15,000 per year, health insurance up to $15,000 per year and an annual performance bonus of up to 100% of the consultant’s base compensation.  Furthermore, the Company has agreed to pay and reimburse the consultant for all reasonable out-of-pocket expenses incurred by the consultant and in the event any compensation is not paid when due, such compensation will accrue interest at the rate of 10% for the first thirty days of nonpayment and then shall accrue at an interest rate at the maximum amount permitted under applicable law.  If any compensation is not paid after 90 days, the consultant may elect to accept common stock in lieu of cash payment.  Furthermore, the consultant will receive restricted common stock equal to 10% of the value of any and all contracts, agreements or other transactions introduced by the consultant to the Company.  In the event the consultant’s engagement is terminated as a result of a change of control, by the Company without cause or by the consultant for good reason, the consultant shall be entitled to receive the severance benefits, including but not limited to payment to the consultant of an amount equal to the lesser of 2.99 times the base compensation in the year of such termination or the amount of base compensation owed to consultant for the remainder of the term of the agreement.  The principal of EVCC is the father of the Company’s chief executive officer.

The Company has entered into a consulting agreement with Harbour View Investments, Inc. (“HVI”), pursuant to which HVI has agreed to provide the Company with corporate tax accounting consulting services.  Under the agreement the consultant shall receive a base salary of $62,500 per year, an office expense allowance of up to $7,500 per year, health insurance up to $15,000 per year and an annual performance bonus of up to 100% of the consultant’s base compensation.  Furthermore, the Company has agreed to pay and reimburse the consultant for all reasonable out-of-pocket expenses incurred by the consultant and in the event any compensation is not paid when due, such compensation will accrue interest at the rate of 10% for the first thirty days of nonpayment and then shall accrue at an interest rate at the maximum amount permitted under applicable law.  If any compensation is not paid after 90 days, the consultant may elect to accept common stock in lieu of cash payment.  Furthermore, the consultant will receive restricted common stock equal to 10% of the value of any and all contracts, agreements or other transactions introduced by the consultant to the Company.  In the event the consultant’s engagement is terminated as a result of a change of control, by the Company without cause or by the consultant for good reason, the consultant shall be entitled to receive the severance benefits, including but not limited to payment to the consultant of an amount equal to the lesser of 2.99 times the base compensation in the year of such termination or the amount of base compensation owed to consultant for the remainder of the term of the agreement.

The Company has entered into a consulting agreement with Marina View Investments, Inc. (“MVI”), pursuant to which MVI has agreed to provide the Company with SEC accounting and legal and administrative consulting services.  Under the agreement the consultant shall receive a base salary of $62,500 per year, an office expense allowance of up to $7,500 per year, health insurance up to $15,000 per year and an annual performance bonus of up to 100% of the consultant’s base compensation.  Furthermore, the Company has agreed to pay and reimburse the consultant for all reasonable out-of-pocket expenses incurred by the consultant and in the event any compensation is not paid when due, such compensation will accrue interest at the rate of 10% for the first thirty days of nonpayment and then shall accrue at an interest rate at the maximum amount permitted under applicable law.  If any compensation is not paid after 90 days, the consultant may elect to accept common stock in lieu of cash payment.  Furthermore, the consultant will receive restricted common stock equal to 10% of the value of any and all contracts, agreements or other transactions introduced by the consultant to the Company.  In the event the consultant’s engagement is terminated as a result of a change of control, by the Company without cause or by the consultant for good reason, the consultant shall be entitled to receive the severance benefits, including but not limited to payment to the consultant of an amount equal to the lesser of 2.99 times the base compensation in the year of such termination or the amount of base compensation owed to consultant for the remainder of the term of the agreement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 31, 2010, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1903 North Barnes Avenue, Springfield, MO 65803.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Common Stock	Gary Spaniak	4,350,000(1)	40%
	Lisa Catterson	3,593,331	*
	All current officers and directors as a group (2 persons)	7,943,331(1)	40%

* Less than 1%.

(1)  Includes 500,000 shares of Series A Convertible Preferred Stock   The preferred shares contain super voting rights and certain anti-dilution provisions.  Each holder of record of shares of the preferred stock shall have the right to convert all (but not part) of such preferred shares into that number of fully paid and non-assessable shares of common stock as shall be 40% of the Company’s common stock on a fully diluted basis.  The shares of preferred stock shall vote together with the Company’s common stock, except as otherwise required by law.  The number of votes for the preferred stock shall be the same number as the amount of shares of common stock that would be issued upon conversion.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Director Independence

Our Board of Directors currently consists of one individual, Gary Spaniak, our President and founder, deemed to be a promoter and control person and therefore not independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2009, our principal accountant billed approximately $20,000 and $10,000, respectively, for the audit of our annual financial statements and review of our quarterly reports.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal year 2009.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal year 2009.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board of directors in accordance with procedures for the Company approved all of the services described above.  The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

PART IV

Item 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation, dated April 7, 2009(2)
3.3	Amendment to Articles of Incorporation, dated January 23, 2010 (3)
3.4	Amendment to Articles of Incorporation and Designation of Series A Preferred Stock (filed herein)
3.5	Bylaws of Electric Car Company, Inc. (1)
4.1	Form of Common Stock Certificate (1)
10.1	G & S Tech, Inc Consulting Agreement (filed herein)
10.2	Aquavolt, LLC Consulting Agreement (filed herein)
10.3	EVPC, LLC Consulting Agreement (filed herein)
10.4	Marina View Investments, Inc. Consulting Agreement (filed herein)
10.5	Harbour View Investments, Inc. Consulting Agreement (filed herein)
10.6	Electric Vehicle Car Consultants Consulting Agreement (filed herein)
10.7	SEC Administration Consultants Consulting Agreement (filed herein)
14	Code of Ethics(1)
21	Subsidiaries (filed herein)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007.
(2)	Incorporated by reference to Form 8-K Current Report filed April 14, 2009.
(3)	Incorporated by reference to Form 8-K filed February 11, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2010

Electric Car Company, Inc.
By:	/s/ Gary Spaniak
Gary Spaniak
President and Principal Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary Spaniak
Gary Spaniak	President and Principal Executive Officer, Controller, Director and Principal Accounting Officer	April 15, 2010

Electric Car Company, Inc. And Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electric Car Company, Inc. and Subsidiary (f/k/a Classic Costume Company, Inc. and Subsidiary)

We have audited the accompanying consolidated balance sheet of Electric Car Company, Inc. (f/k/a Classic Costume Company, Inc. and Subsidiary) as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electric Car Company, Inc. and Subsidiary (f/k/a Classic Costume Company, Inc. and Subsidiary) as of December 31, 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $2,600,000 as of December 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida April 15, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Electric Car Company, Inc. And Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Consolidated Balance Sheet

December 31,
2009
ASSETS

Current Assets
Cash	$45,694
Accounts receivable	330,694
Inventory	187,815
Other current assets	407,981

Total Current Assets	972,184

Other Assets	226,435

TOTAL ASSETS	$1,198,621

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$588,376
Notes payable, short term	1,517,957
Other current liabilities	113,000

Total Current Liabilities	2,219,332

TOTAL LIABILITIES	2,219,332

COMMITMENTS AND CONTINGENCIES

Shareholder's Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized: No shares issued and outstanding at December 31, 2009.	—
Common stock, $0.001 par value, 200,000,000 shares authorized: 114,681,176 issued and outstanding at December 31, 2009.	114,681
Additional paid-in-capital	1,477,915
Accumulated deficit	(2,613,306)

Total Shareholders' Deficit	(1,020,710)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,198,621

See accompanying notes to consolidated financial statements

Electric Car Company, Inc.  And Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Consolidated Statements of Operations

Year Ended December 31,
2009
Revenue:
Product sales	$1,144,000
Service revenue	—
Less returns and allowances	—

Net revenue	1,144,000

Cost of Goods Sold	1,105,422

Gross Profit	38,578

Operating Costs and Expenses:
Selling and marketing	191,195
General and administrative	1,468,999
Other income and expense	289,852

Total operating costs and expenses	1,950,047

Loss from continuing operations	(1,911,469)

Income Tax Provision (Benefit)	—

Net Income (Loss)	$(1,911,469)

Basic Earnings (Loss) per Share:
Weighted average shares	98,046,151
Earnings (Loss) per share	$(0.019)

Diluted Earnings (Loss) per Share:
Weighted average shares	98,446,151
Earnings (Loss) per share	$(0.019)

See accompanying notes to consolidated financial statements

Electric Car Company, Inc.  And Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Consolidated Statements of Shareholders' Deficit

For the Year Ended December 31, 2009

	Preferred Stock		Common Stock		Additional Paid-in- capital	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amount	Shares	Amount

December 31, 2008	—	$—	90,699,819	$90,700	$564,656	$(701,837)	$(46,481)

Shares issued for:	—
Services	—	—	9,856,357	9,856	36,328	—	46,185
Consulting	—	—	15,000,000	15,000	688,000	—	703,000

Acquisition of Subsidiary	—	—	1,000,000	1,000	60,200	—	61,200

Shares cancelled	—	—	(1,875,000)	(1,875)	1,875	—	—

Warrants issued for debt	—	—	—	—	126,855	—	126,855

Net Loss	—	—	—	—	—	(1,911,469)	(1,911,469)

December 31, 2009	—	$—	114,681,176	$114,681	$1,477,915	$(2,613,306)	$(1,020,710)

See accompanying notes to consolidated financial statements

Electric Car Company, Inc. And Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Consolidated Statements of Cash Flows

Year Ended December 31,
2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,911,469)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	166,813
Impairment of intangible	64,694
Write down of other assets	16,872
Shares issued for services	749,184
Changes in operating assets and liabilities:
Accounts receivable	(328,195)
Inventory	(182,027)
Prepaid expenses and other current assets	(407,981)
Accounts payable and accrued expenses	576,739
Other current liabilities	104,637
Net cash (used in) provided by continuing operating activities	(1,150,735)

Cash Flows from Investing Activities:
Investment and advances	(239,739)
Notes receivable acquired	(33,525)
Security deposits	(10,000)
Acquisition of subsidiary	(1,299)
Net cash provided by (used in) investing activities	(284,563)

Cash Flows from Financing Activities:
Proceeds from notes	1,480,918
Net cash provided by financing activities	1,480,918

Increase (decrease) in cash	45,619
Cash, Beginning of Period	75

Cash, End of Period	$45,694

Supplemental Information:
Cash paid for interest	$—
Cash paid for taxes	$—

Noncash transactions:
Stock issued to acquire subsidiary	$61,200

See accompanying notes to consolidated financial statements

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

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

As explained in Note 5, on February 5, 2009, the Company’s Board of Directors resolved to spin-off its wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”). Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date. The spin-off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission. At the time of the spin-off, World Wide Relics had an immaterial amount of assets, liabilities and equity and no revenues and expenses.

In April 2009, we began to execute a new business plan wherein, the Company began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles. As further discussed in Note 5, the Company acquired Imperial Coachworks and its wholly owned subsidiary, Imperial Coachbuilders whose assets and liabilities consisted of a database, website and assumption of a note payable.

In October 2009, we changed our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

Note 2 - Summary of Significant Accounting Policies

Terms and Definitions

Company

Electric Car Company Inc. and Subsidiary

(F/k/a Classic Costume Company, Inc.)

AICPA

American Institute of Certified Public Accountants

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

FINRA

Financial Industry Regulatory Authority

GAAP-US

Generally Accepted Accounting Principals as applied in the United States

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q408

Three months ended December 31, 2008

Q409

Three months ended December 31, 2009

YTD08

Year ended December 31, 2008

YTD09

Year ended December 31, 2009

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Basis of Presentation

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of December 31, 2009, results of operations for the year ended December 31, 2009, and cash flows for the year then ended December 31, 2009.

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America (“GAAP-US”).

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Electric Car Company, Inc. and its wholly owned operating subsidiaries Imperial Coach Builders, Inc. (“ICB”) and Imperial Coach Works, Inc. (“ICW”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009, the allowance for doubtful accounts was $900.

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

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC Topic 718, “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Topic requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event indicates that the asset might be impaired. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, the fair value of these intangible assets is determined based on a discounted cash flow methodology.

Revenue Recognition

The Company follows the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Accounting for Income Taxes”. The Topic requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carry-forwards. The topic additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. There were no unexpired options or warrants to purchase shares of common stock at December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of ASC Topic 350, “Goodwill and Other Intangible Assets,” which requires intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives.

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

(f/k/a Classic Costume Company, Inc. and Subsidiary)

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

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

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

Note 4 - Equity Transactions

The Company was incorporated on December 29, 2006. Upon incorporation, the Company had authority to issue the following:

Preferred Stock - 5,000,000 shares; $.001 par value

Common Stock – 200,000,000 shares formerly 50,000,000; $.001 par value

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

On September 1, 2009 the Company issued 1,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $150,000 or $0.15 per share, which management considers its fair value based on our market price in similar trades at that date.

On October 1, 2009 the Company issued 1,000,000 common shares to a consultant to provide business sales and design support services for 1 year. The Company recognized an expense of $30,000 or $0.03 per share, which management considers its fair value based on our market price in similar trades at that date.

On November 5, 2009 the Company issued 1,000,000 common shares to a consultant to provide merger and acquisition services for 90 days. The Company recognized an expense of $49,000 or $0.049 per share, which management considers its fair value based on our market price in similar trades at that date.

On December 1, 2009 the Company issued 10,000,000 common shares to a consultant to provide electric car conversion and franchising of systems services. The agreement provides that the shares become vested over the contract period commencing after completing the first year of service. The value of the shares at grant date is $400,000 or $0.04 per share which management considers its fair value based on our market price in similar trades at that date.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 4 - Equity Transactions (continued)

On December 29, 2009 the Company issued 2,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $74,000 or $0.037 per share, which management considers its fair value based on our market price in similar trades at that date.

Note 5 – Acquisition and Divestiture of Subsidiary

On February 5, 2009, the Board of Directors of the Registrant resolved to spin-off the Registrant’s wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”). Shareholders as of the Record Date shall receive one share of World Wide Relics, Inc. for each two shares held in the Registrant on the Record Date. The spin-off is to be effectuated with the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission. At the time of the spin-off, World Wide Relics had an immaterial amount of assets, liabilities and equity and no revenues and expenses.

On August 24, 2009, the Company announced the acquisitions of Imperial Coachworks, Inc. as wholly owned subsidiaries revealing Company’s new business model to be a leading provider for the Custom Livery, Fleet and Government transportation markets. The Company acquired Imperial Coachworks, Inc. effective July 1, 2009 for 1,000,000 shares of its common stock which was valued at $0.0612 per share at July 1, 2009.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$61,200
Total assets	$314,092
Total liabilities	$315,050
Identifiable intangible assets	$-

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 6 – Inventory

Inventory consisted of the following at December 31, 2009:

2009

Parts	$50,227
Work in progress	132,588
Finished products	5,000

Total inventory	$187,815

Parts consist of unassembled parts and components used in the assembly of a finished vehicle.

Work in process consists of chassis under assembly but not yet complete.

Finished product consists of completed vehicles ready for sale.

Management evaluated the inventory at December 31, 2009 and determined that no allowance for obsolescence was necessary.

Note 7 – Other Assets

Other assets consisted of the following at December 31, 2009:

2009

Customer lists	$225,000
Web site	14,739
Less: amortization	(39,957)
Notes receivable – Legacy Limo	16,653
Security deposits	10,000
Total other assets	$226,435

Amortization expense for the year ended December 31, 2009 amounted to $39,957. Amortization expense for the next five years related to the domain names is projected to be $95,892 per year.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 7 – Other Assets (continued)

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

Note 8 – Notes Payable, Short Term

Notes payable, short term consisted of the following at December 31, 2009:

2009

The Joseph Rosen Foundation, Inc. 20% note	$200,000
Less: Unamortized Debt Discount	-
Shareholder Note	256,200
Electric Vehicle Conversion Consultant	102,921
SEC Administration Consultant	150,340
Francine’s Closet	37,039
Current portion of long term debt	771,457
Total notes payable, short term	$1,517,957

The Joseph Rosen Foundation, Inc. 20% note dated April 16, 2009 was issued to provide working capital for the Company. The note is secured and accrues interest at 20%, which is payable at maturity on August 16, 2009. The note was in default but a portion of the note is currently being converted into common stock. The note is guaranteed by an officer of the Company. The note also provided for the issuance of 400,000 warrants at a strike price of $0.30, which are valid for 5 years. The warrants are restricted and cannot be exercised before April 15, 2010. The warrants were valued at $126,856 at the grant date, based on the Black-Scholes-Merton model. Accordingly, the Company has recorded the value of the warrants issued as debt discount and amortized the discount over the life the note, which resulted in $51,640 of additional interest expense in Q3 2009 and $0 of unamortized debt discount remaining.

The Shareholder Notes represent a series of unsecured advances over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $163,400 of the notes were past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date.

The Electric Vehicle Conversion Consultant notes represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $66,200 of the notes were past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date. The primary consultant is a shareholder of the Company.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 8 – Notes Payable, Short Term (continued)

The SEC Administration Consultant notes represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $102,400 of the notes were past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date and $5,000 of the existing debt was converted into 4,000,000 shares of common stock at $0.00125 per share.

The Francine’s Closet note represents an unsecured advance made to the Company on December 1, 2008 and is due one year after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and the note was past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their original maturity date.

Note 9 – Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2009:

2009

Customer deposits	$113,000
Total current liabilities	$113,000

Note 10 – Notes Payable, Long Term

Notes payable, long term consisted of the following at December 31, 2009:

2009

Arden I, Inc	$300,000
Evergreen floor plan arrangement	471,457
Less: current portion	(771,457)
Total notes payables, long term	$-

The Arden I, Inc. note is dated January 2, 2009 and matures on January 1, 2010. The note accrues interest at 18% which is payable upon maturity along with outstanding principle. The note is unsecured. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date. In addition, $30,700 of the existing debt was converted into 35,779,612 shares of common stock at $0.00086 per share.

The Evergreen Floor Plan arrangement is an informal agreement between the parties to finance the Company’s procurement of chassis and conversion into finish vehicles. Borrowings are chassis specific and are secured by a lien on the chassis title and are repaid as each chassis is sold. Borrowings do not bear a stated interest rate but the agreement calls for $2,500 to be added to each chassis repayment, which the Company records as interest expense when paid. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date. In addition, $21,400 of the existing debt was converted into 31,102,685 shares of common stock at $0.00069 per share.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 11 – Income Taxes

The provision for income taxes for the year ended December 31, 2009 is summarized as follows:

2009
Current:
Federal	$-
State	-
Deferred:
Federal	(776,464)
State	(77,646)
Increase in valuation allowance	854,111

Total provision (benefit) for income taxes	$-

The provision for income taxes for the twelve months ended December 31, 2009 and for the twelve months ended December 31, 2008 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

2009

Expected provision(benefit) at statutory rate	35.0%
State taxes	3.3%
Valuation allowance for Net Loss	-38.3%

Total provision (benefit) for income taxes	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

2009
Deferred tax assets:
Net operating loss carry-forwards	$1,016,772
—
Total deferred tax assets	1,016,772
Valuation allowance	(1,016,772)

Net deferred tax assets	$—

As of December 31, 2009, the Company had a valuation allowance on its deferred tax assets of $1,016,772 and $162,661, which relates to net operating losses. The valuation allowance increased $854,111 in the twelve months ended December 31, 2009. The increase in 2009 was attributable to accumulated net operating losses reported in twelve months ended December 31, 2009.

As of December 31, 2009, the Company had pro forma net operating loss carry-forwards of $2,643,726 and $425,257, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

Electric Car Company, Inc and Subsidiary

(f/k/a Classic Costume Company, Inc. and Subsidiary)

Notes to Consolidated Financial Statements

Note 11 – Income Taxes (continued)

As of December 31, 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

Note 12 – Subsequent Events

During the first quarter of 2010, as discussed in the Note 8 and Note 10, some of the notes were converted into shares of the Company’s common stock. As a result of these negotiated conversions, the Company issued approximately 70,882,297 shares of its common stock.