Form 10-Q
period 2010-03-31
ELECTRIC CAR COMPANY, INC.
filed 2010-05-24
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER: 333-142704

———————

Electric Car Company, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-8317658

(State of Incorporation)	(I.R.S. Employer Identification No.)

1903 North Barnes Avenue
Springfield, MO 65803
(Address of principal executive offices)

(417) 866-6565

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 14, 2010

Common Stock, $0.001 Par Value Per Share	482,636,342

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a Classic Costume Company, Inc. and Subsidiary)

TABLE OF CONTENT

PAGE

PART I. FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

1

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009

1

Consolidated Statement of Operations for the Three Months Ended March 31, 2010

and 2009 (Unaudited)

2

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and

December 31, 2008(Unaudited)

3

Notes to Consolidated Financial Statements Unaudited

4

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.

Controls and Procedures

17

PART II. OTHER FINANCIAL INFORMATION

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

i

PART 1–FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a Classic Costume Company, Inc. and Subsidiary)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$71,110	$45,694
Account receivable	336,497	330,694
Inventory	293,781	187,815
Other current assets	372,795	407,981

Total Current Assets	1,074,183	972,184

Other Assets	214,448	226,437

TOTAL ASSETS	$1,288,631	$1,198,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$736,939	$588,376
Notes payable, short term	1,092,085	1,517,957
Other current liabilities	284,985	113,000

Total Current Liabilities	2,114,009	2,219,332

TOTAL LIABILITIES	2,114,009	2,219,332

COMMITMENTS AND CONTINGENCIES

Shareholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized: 500,000 shares and 0 shares were outstanding at March 31, 2010 and December 31, 2009, respectively.	500	—
Common stock, $0.001 par value, 5,000,000,000 shares authorized: 198,059,473 shares and 114,681,176 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	198,059	114,681
Additional paid-in capital	2,389,137	1,477,915
Accumulated deficit	(3,413,074)	(2,613,306)

Total Shareholders’ Deficit	(825,878)	(1,020,710)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,288,631	$1,198,621

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a Classic Costume Company, Inc. and Subsidiary)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues, net	$93,168	$—
Cost of revenues	207,164	—
Gross profit (loss)	(113,996)	—

Operating expenses:
Selling and marketing	35,637	—
General and administrative	523,472	5,280

Loss from operations	(673,105)	(5,280)

Interest expense	(114,676)	—
Other, net	(11,987)	(8,363)

Loss before income taxes	(799,768)	(13,643)
Provision for income taxes	—	—

Net loss	$(799,768)	$(13,643)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – basic and diluted	156,370,325	90,699,819

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARY

(f/k/a Classic Costume Company, Inc. and Subsidiary)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net Income (Loss)	$(799,768)	$(13,643)
Adjustments to reconcile net income in net cash used in operating activities:
Depreciation and amortization	11,987	2,195
Shares issued for services	55,000	—
Amortization of discount on convertible debentures	49,800	—
Changes in operating assets and liabilities:
Accounts receivable	(5,803)	—
Inventory	(105,966)	—
Prepaid expenses and other current assets	35,186	—
Accounts payable and accrued expenses	254,563	3,085
Other current liabilities	171,985	8,363
Net cash (used in) provided by continuing operating activities	(330,016)	—

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes	142,005	—
Notes issued for services	213,427	—
Net cash provided by financing activities	355,432	—

Increase (decrease) in cash	25,416	—
Cash, Beginning of Period	45,694	—

Cash, End of Period	$71,110	$—

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Conversion of convertible notes into common stock	$57,100	$—

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 1 - DESCRIPTION OF BUSINESS

Electric Car Company, Inc. (“ELCR”, “we”, “our” or “the Company”) was formed as a Delaware corporation on December 29, 2006 initially to produce and market our unique line of historical costumes and reenactment clothing lines through our website with the registered domain name of WorldWideRelics.Com. On January 17, 2007, in consideration for 100% of the outstanding shares of World Wide Relics, Inc. (“WWR”) (a Nevada corporation formed on January 8, 2005), we issued 201,000 shares of common stock and a promissory note for $30,000 that was subsequently forgiven. The accompanying financial statements include the operations of WWR.

In February 2009, the Company’s Board of Directors approved the spin-off of our wholly owned subsidiary, World Wide Relics, Inc., a Nevada corporation, to shareholders of record on November 1, 2008 (the “Record Date”). Shareholders as of the Record Date received one share of World Wide Relics, Inc. for each two shares held in the Company on the Record Date.  At the time of the spin-off, World Wide Relics had an immaterial amount of assets, liabilities and equity and no revenues and expenses.

In April 2009, we began to execute a new business plan wherein, the Company began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles. In connection with this change in our business model, in August 2009, the Company acquired Imperial Coachworks, Inc. and its wholly owned subsidiary, Imperial Coachbuilders, Inc. whose assets and liabilities consisted of a database, website and assumption of a note payable.

In October 2009, we change our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2010.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

All share and per share data contained in this report have been retroactively restated to reflect a 7 for 1 (7:1) forward split of our common stock effective July 1, 2009. The par value of $0.001 per share remained unchanged.

Liquidity

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through March 31,2010. At March 31, 2010, we had an accumulated deficit of approximately $3,363,274 million. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In 2010, our cash and cash equivalents will primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis as well as for general working capital. We believe our cash, cash equivalents and investment balances are sufficient to support our planned operations for at least the next twelve months.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2010 and December 31, 2009, the Company had recognized an allowance for doubtful accounts of $0 and $900, respectively.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC Topic 718, “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Topic requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Such compensation amounts are amortized over the respective vesting periods of the options granted. At March 31, 2010 and December 31, 2009, the Company had no common stock purchase options outstanding.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. With regard to our custom vehicles, revenue is recognized when the vehicle is delivered and accepted by our customer.

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

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Under the topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. At March 31, 2010, there were no options or warrants outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update became effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update was effective for interim and annual periods ending after December 15, 2009. Early application was permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards (continued)

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

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update became effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Early adoption was permitted. The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation”. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

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

Other ASUs not effective until after March 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has not generated sufficient revenues to achieve profitability. Additionally, the Company’s ongoing expenses, primarily registration, legal accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party, obtaining additional financing or locating additional investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY TRANSACTIONS

The Company was incorporated on December 29, 2006. The Company is authorized to issue the following:

Preferred Stock - 10,000,000 $.001 par value shares.

Common Stock – 5,000,000,000 $.001 par value shares.

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

On December 1, 2009 the Company issued 10,000,000 common shares to a consultant to provide electric car conversion and franchising of systems services for 3 years. The agreement provides that the shares become vested over the contract period commencing after completing the first year of service. Accordingly, the Company recognized $50,000 in consulting expense in the current quarter. The value of the shares at grant date is $400,000 or $0.04 per share which management considers its fair value based on our market price in similar trades at that date. The consulting contract is currently in dispute and the Company may terminate the contract in the second quarter 2010.

On December 29, 2009 the Company issued 2,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $74,000 or $0.037 per share, which management considers its fair value based on our market price in similar trades at that date.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 4 - EQUITY TRANSACTIONS (continued)

Effective February 3, 2010, the Company increased the number of authorized common shares to 5,000,000,000 and authorized preferred shares to 10,000,000. The par values for both the common shares and preferred shares remained unchanged at $0.001 per share.

During the three months ended March 31, 2010, the Company issued:

•

70,878,297 common shares related to debt conversions.

•

1,500,000 common shares in payment of legal fees with a fair value of $0.03 per share.

•

1,000,000 common shares to provide sales and marketing services with a fair value of $0.01 per share.

•

12,000,000 common shares issued into a third party escrow account relating to a pending financing. These shares, with a fair value of $0.01 per share on the date of issuance, were recognized as a contra-equity transaction pending release of the shares. Subsequent to the quarter ending March 31, 2010, the planned financing was cancelled and we intend to return the shares to the treasury.

•

2,000,000 common shares issued in connection with a previous consulting agreement were cancelled.

•

500,000 preferred shares, Series A to our President and Chief Executive Officer, Mr. Gary Spaniak, in exchange for forgiving $106,000 in accrued salary and loans.

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Purchase price	$61,200
Total assets	$314,092
Total liabilities	$315,050

Identifiable intangible assets	$—

NOTE 6 – INVENTORY

Inventory consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31 2009,
Raw materials	$43,647	$50,227
Work in progress	222,192	132,588
Finished product – new	22,942	—
Finished product – used	5,000	5,000

Total inventory	$293,781	$187,815

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 6 – INVENTORY (continued)

Raw materials consist of unassembled parts and components used in the assembly of a finished vehicle.

Work in process consists of chassis under assembly but not yet complete.

Finished product consists of completed vehicles ready for sale.

Management evaluated the inventory at March 31, 2010 and December 31, 2009 and recognized an allowance for obsolescence of $8,206 at March 31, 2010.

NOTE 7 – OTHER ASSETS

Other assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Customer lists	$225,000	$225,000
Web site	14,739	14,739
Less: amortization	(51,944)	(39,957)
Notes receivable – Legacy Limo	16,653	17,753
Security deposits	10,000	10,000

Total other assets	$214,488	$226,435

Amortization expense totaled $11,987 and $39,957 for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. Amortization expense for the next five years related to the domain names is projected to be $95,892 per year.

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

Security deposits, the Company deposited $10,000 on behalf of Imperial Coach Builders as a deposit on a chassis for future delivery.

NOTE 8 – NOTES PAYABLE, SHORT TERM

Notes payable, short term consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009

The Joseph Rosen Foundation, Inc.	$—	$200,000
Shareholder Note	208,900	256,200
Electric Vehicle Conversion Consultant	—	102,921
SEC Administration Consultant	—	37,039
Francine’s Closet	37,039	37,039
Current portion, net of discounts	846,146	771,457
Total notes payable, short term	$1,092,085	$1,517,957

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 8 – NOTES PAYABLE, SHORT TERM (continued)

The Joseph Rosen Foundation, Inc. 20% note dated April 16, 2009 was issued to provide working capital for the Company. The note is secured and accrues interest at 20%, which was initially payable at maturity on August 16, 2009. The note was in default but a portion of the note is currently being converted into common stock. The note is guaranteed by an officer of the Company.  The note also provided for the issuance of 400,000 warrants at a strike price of $0.30, which are valid for 5 years. The warrants were restricted and could not be exercised before April 15, 2010. The warrants were valued at $126,856 at the grant date, based on the Black-Scholes-Merton model. Accordingly, the Company has recorded the value of the warrants issued as debt discount and amortized the discount over the life the note, which resulted in $51,640 of additional interest expense in Q3 2009 and $0 of unamortized debt discount remaining. In March 2010, this note was modified concurrent with a transfer to Longside Ventures LLC and the 400,000 warrants were cancelled. The new notes mature between January and March 2012. As they are immediately convertible into common shares of the Company at the option of the holder, they are classified as a current liability.

The Shareholder Notes at December 31, 2009 represent a series of unsecured advances over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $163,400 of the notes were past due at December 31, 2009.  During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date.

The Electric Vehicle Conversion Consultant notes at December 31, 2009 represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $66,200 of the notes were past due at December 31, 2009.  During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date. The primary consultant is a shareholder of the Company. In February 2010, these notes were modified concurrent with a transfer to Financial Pacific. The notes matures in March 2012. As the notes are immediately convertible into common shares of the Company at the option of the holder, they are classified as a current liability.

The SEC Administration Consultant notes at December 31, 2009 represent a series of unsecured advances made to or on behalf of the Company over the past 2 fiscal quarters that are due 90 days after the advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $102,400 of the notes were past due at December 31, 2009.  During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date and $5,000 of the existing debt was converted into 4,000,000 shares of common stock at $0.00125 per share.  In March 2010, this series of notes were modified concurrent with a transfer to Madison Consulting Services LLC. The note matures in April 2012. As the note is immediately into common shares of the Company at the option of the holder, they are classified as a current liability.

The Francine’s Closet note at December 31, 2009 represents an unsecured advance made to the Company on December 1, 2008 and is due one year after the advance and bears interest at 10%, payable at maturity. No repayments have been made during 2009 and the note was past due at December 31, 2009.  During Q1 2010, the note was renegotiated and extended for six months from its original maturity date.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009

Customer deposits	$284,985	$113,000

Total current liabilities	$284,985	$113,000

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

(f/k/a classic Costume Company, Inc. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to March 31, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements.

Subsequent to March 31, 2010, several of the Company’s then outstanding notes payable were converted into shares of the Company’s common stock. As a result of these negotiated conversions, the Company issued approximately 288,082,299 shares of its common stock in settlement of approximately $276,000 in debt. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock.

Other than the disclosures show, we did not identify any events or transactions through May 24, 2010 that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

ITEM 2:

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 15, 2010, and those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory capitalization and intangibles. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition

The Company follows the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. Accordingly, we recognize revenues related to our vehicles when the vehicle has been completed to our customer’s specifications and is delivered to and accepted by our customer.

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

Overview

During the second quarter of 2009, the Company began operations as a marketer and distributor of customized automobiles, small buses, specialty vehicles, limousines, electric autos, including conversion of conventional vehicles to electric power and utility vehicles. Our revenue recognition policy, consistent with the provisions of FASB ASC Topic 605 – Revenue Recognition dictates that we recognize revenue when a vehicle is delivered and ultimately accepted by our customers. Accordingly, revenue for any given reporting period is heavily dependent upon the number of vehicles delivered. As our vehicle related activities began in the second quarter 2009, a quarter over quarter comparison with the prior year provides limited insight in operational trends.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at March 31, 2010 we have an accumulated deficit of approximately $3.4 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

During the first quarter 2010, the Company recognized limited revenues totaling $93,168 and cost of sales during the period of $207,164, resulting in a negative gross profit (loss) of $113,996. This negative gross profit reflects the limited sales during the period and the expensing to cost of sales of our excess plant capacity. At our current sales levels, the Company has been unable to adequately cover its fixed overhead manufacturing costs. The Company is continuing to review and challenge it costing structure relative to anticipated revenues. Operating expenses during the quarter, consisting of selling general and administrative expenses, totaled $559,109 resulting in a net loss from operations of $673,105. We also recognized approximately $115,000 in interest expenses during the quarter related to our outstanding notes payable which included $49,800 attributable to amortization of note discounts.

As a result of our limited sales and the general weakness in the automotive and specialty automotive industries, in December 2009, management idled a portion of our production facilities as part of a general cost cutting program. These facilities were reopened in February 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

The Company has operated at a loss with a negative cash flow since its inception. At March 31, 2010, the Company had cash on hand of $71,110 and a working capital deficit of $1,039,826.

Currently and in the past, the Company has been dependent on officers and shareholders of the Company to advance funds to meet operational needs, as sell as a number of borrowings in the form of notes issued under varying terms. While there can be no assurance, we anticipate improved sales levels over those of the first quarter, which is expected to improve the Company’s cash flow position. In that regard the Company has in production nine vehicles for anticipated completion and delivery by the end of the period ended June 30, 2010. However, even at anticipated improved sales levels, it will be necessary for us to seek additional funding through private or public offerings of equity securities, debt or convertible debt securities or other sources. Many, if not all, of these transactions would prove dilutive to our common stock. The Company has also entered into preliminary discussions with U.S. and non U.S. companies to joint venture or otherwise contract to use its facility for the gasoline to electric conversion process.

During the quarter ended March 31, 2010, due primarily to a loss of $799,768, the Company has used net cash in operations of $330,016. Components of this decrease included a decrease in accounts receivable of $5,803 and an increase in prepaid expenses and other current assets of $105,966. Operating items, which contributed to cash during the quarter, included a decrease in other current assets of $35,186, an increase in accounts payable and accrued expenses of $254,563 and an increase in other current liabilities, consisting of customer advances of $171,985.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.–OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on April 15, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010, as discussed in the notes to the Company’s financial statements, certain promissory notes previously issued by the Company were converted into shares of the Company’s common stock. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock. As a result of these negotiated conversions, the Company issued approximately 70,878,297 shares of its common stock to a total of three note holders in satisfaction of approximately $57,000 due under the notes.

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

See also note 4 to the Company’s financial statements.

The securities above were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shareholders had access to information concerning the Company.

ITEM 5.

OTHER INFORMATION

Subsequent to the period covered by this report the Company has issued an aggregate of 288,082,299 shares of its common stock pursuant to the conversion of certain outstanding promissory notes to nine note holders. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock. As a result of the conversions the Company reduced its debt by approximately $276,000.

ITEM 6.

EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2010

ELECTRIC CAR, INC.

By:	/s/ GARY SPANIAK
Gary Spaniak,
Principal Executive Officer
Principal Financial Officer