Form 10-Q
period 2010-06-30
ELECTRIC CAR COMPANY, INC.
filed 2010-08-20
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-142704

———————

ELECTRIC CAR COMPANY, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-8317658
(State of Incorporation	(I.R.S. Employer Identification No.)

1903 North Barnes Avenue
Springfield, MO 65803

(Address of Principal Executive Office) (Zip Code)

(417) 866-6565

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Shares Outstanding as of August 6, 2010
Common Stock, $0.001 Par Value Per Share		2,085,639,273

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

1

Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009

1

Consolidated Statement of Operations (Unaudited) for the Three Months and Six

Months Ended June 30, 2010 and 2009

2

Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30,

2010 and 2009

3

Notes to Consolidated Condensed Financial Statements (Unaudited)

4

Item 2:

Managements Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

PART II. OTHER FINANCIAL INFORMATION

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 5.

Other Information

19

Item 6.

Exhibits

20

Signatures

21

i

PART I. FINANCIAL INFORMATION

ITEM 1.

 FINANCIAL STATEMENTS

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$72,132	$45,694
Account receivable	48,452	330,694
Inventory	141,047	187,815
Other current assets	336,679	407,981

Total Current Assets	598,310	972,184

Customer lists, net of amortization of $60,000 and $37,500 at June 30, 2010 and December 31, 2010, respectively	165,000	187,500

Other Assets	37,461	38,937

TOTAL ASSETS	$800,771	$1,198,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$252,916	$588,374
Notes payable, current portion	297,339	1,517,957
Other current liabilities	156,085	113,000

Total Current Liabilities	706,340	2,219,331

Notes Payable, Long Term	742,144	—
TOTAL LIABILITIES	1,448,484	2,219,331

COMMITMENTS AND CONTINGENCIES

Shareholders’ Deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
500,000 shares and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	500	—
Common stock, $0.001 par value, 5,000,000,000 shares authorized:
1,375,241,763 shares and 114,681,176 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,375,241	114,681
Additional paid-in capital	1,678,685	1,477,915
Accumulated deficit	(3,702,139)	(2,613,306)

Total Shareholders’ Deficit	(647,713)	(1,020,710)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$800,771	$1,198,621

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Revenues, net	$587,522	$229,500	$680,690	$229,500
Cost of revenues	614,952	211,500	822,116	211,500
Gross profit (loss)	(27,430)	18,000	(141,426)	18,000

Operating expenses:
Selling and marketing	40,464	29,514	76,101	29,514
General and administrative	(149,386)	63,148	374,086	68,428
Bad debt expense	304,274	—	304,274	—
Total operating expenses	(195,352)	92,662	754,461	97,942

Loss from operations	(222,782)	(74,662)	(895,887)	(79,942)

Interest expense	(522,230)	—	(636,906)	—
Other, net	(11,892)	—	(23,879)	(8,363)

Income (loss) before income taxes	(756,904)	(74,662)	(1,556,672)	(88,305)
Provision for income taxes	—	—	—	—

Net income (loss)	$(756,904)	$(74,662)	$(1,556,672)	$(88,305)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	638,180,146	95,248,909	386,271,124	92,986,929

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(1,556,672)	$(88,305)
Adjustments to reconcile net income in net cash used in operating activities:
Amortization of intangibles	23,974	2,195
Shares issued for services	55,000	46,185
Interest paid in shares	42,312	—
Interest recognized on note discounts	538,626	—
Changes in operating assets and liabilities:
Accounts receivable	282,242	2,500
Inventory	46,768	5,788
Prepaid expenses and other current assets	71,302	—
Other assets	(1,476)	—
Accounts payable and accrued expenses	(335,460)	3,540
Other current liabilities	43,085	245,500
Net cash (used in) provided by continuing operating activities	(790,299)	217,402

Cash Flows from Investing Activities:
Investment and advances	—	(206,273)
Security deposits	—	(10,000)
Net cash provided by (used in) investing activities	—	(216,273)

Cash Flows from Financing Activities:
Proceeds from notes	338,000	—
Notes issued for services	478,737	—
Net cash provided by financing activities	816,737	—

Increase (decrease) in cash	26,438	1,129
Cash, Beginning of Period	45,694	75

Cash, End of Period	$72,132	$1,205

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Conversion of convertible notes into common stock	$684,163	$—
Series A preferred stock issued in settlement of accrued expenses	$106,000	$—

The accompanying notes are an integral part of these financial statements

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

In October 2009, we change our name from Classic Costume Company, Inc. to Electric Car Company, Inc.

The consolidated financial statements contained in this report reflect the operations of Electric Car Company, Inc., our parent company and, since April 2009, the operations of our wholly owned subsidiaries Imperial Coachworks, Inc. and Imperial Coachbuilders, Inc. The operations of World Wide Relics, Inc., inclusive through February 2009, were immaterial to our operations. All intercompany transactions were eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying consolidated condensed balance sheet as of December 31, 2009 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2010.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

In July 2009, our Board of Directors authorized and implemented a seven for one (7:1) forward stock split of our common shares. All share and per-share information in the report has been retroactively restated, where applicable, to reflect the forward split.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through June 30, 2010. At June 30, 2010, we had an accumulated deficit of approximately $3.4 million. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Accordingly, the report of our registered public accounting firm on our financial statements for the year ended December 31, 2009, contained an explanatory paragraph regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

While there can be no assurance, we intend to improve our financial position through a potential merger, increased revenues and external debt and equity fundings.

For the remainder of 2010, our cash and cash equivalents will primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities on a global basis as well as for general working capital. We believe our cash, cash equivalents and anticipated revenues will be sufficient to support our planned operations for at least the next twelve months.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2010 and December 31, 2009, the Company had recognized an allowance for doubtful accounts of $0 and $900, respectively.

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Costs of maintenance and repairs are charged to expense as incurred. Currently, the bulk of our manufacturing equipment is owned by our landlord under an operating lease agreement tied to our production facility. Accordingly, this equipment, consisting primarily of small tools, is not carried or depreciated in the Company records.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC Topic 718, “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Topic requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Such compensation amounts are amortized over the respective vesting periods of the options granted. At June 30, 2010 and December 31, 2009, the Company had no common stock purchase options outstanding.

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

Revenue Recognition

Revenues from services are recognized in accordance with the provisions of ASC Topic 605, “Revenue Recognition”. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs. With regard to our custom vehicles, revenue is recognized when the vehicle is delivered and accepted by our customer. Advances by customers are carried as a current liability of the Company until the revenue process is completed.

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Under this topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period, including potentially issuable shares. At June 30, 2010, there were no options outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payables approximate fair value based on the short-term maturity of these instruments.

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

Level 1  –

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2  –

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3  –

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption was permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

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

Other ASUs not effective until after June 30, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has not generated sufficient revenues to achieve profitability. Additionally, the Company’s ongoing expenses, primarily operational losses and legal and accounting costs, have been paid through funds advanced to it by certain shareholders. The Company intends to resolve its liquidity problems through pursuing a merger or combination with a profitable third party, obtaining additional financing or locating additional investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Due to our financial condition, the report of our independent registered public accounting firm on our December 31, 2009 consolidated financial statements includes an exploratory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

NOTE 4 - EQUITY TRANSACTIONS

The Company was incorporated on December 29, 2006. The Company is authorized to issue the following:

Preferred Stock – 10,000,000 $.001 par value shares.

Common Stock – 5,000,000,000 $.001 par value shares.

In April 2009, the Company filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to 205,000,000 (Two Hundred Five Million) shares, consisting of 200,000,000 (Two Hundred Million) shares of common stock, par value of $0.001 and 5,000,000 (Five Million) shares of preferred stock, par value of $0.001 per shares.

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

On December 1, 2009 the Company issued 10,000,000 common shares to a consultant to provide electric car conversion and franchising of systems services for 3 years. The agreement provides that the shares become vested over the contract period commencing after completing the first year of service. Accordingly, the Company is recognizing $50,000 in consulting expense per quarter until fully earned. The value of the shares at grant date is $400,000 or $0.04 per share which management considers its fair value based on our market price in similar trades at that date.

On December 29, 2009 the Company issued 2,000,000 common shares to a consultant to provide sales and marketing services for 90 days. The Company recognized an expense of $74,000 or $0.037 per share, which management considers its fair value based on our market price in similar trades at that date.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4 – EQUITY TRANSACTIONS (CONTINUED)

During the six months ended June 30, 2010, the Company issued:

•

1,138,234,335 common shares related to the conversions of note obligations totaling approximately $699,000;

•

109,826,252 common shares issued in payment of $42,312 in note related accrued interest;

•

1,500,000 common shares in payment of legal fees with a fair value of $0.03 per share;

•

1,000,000 common shares to provide sales and marketing services with a fair value of $0.01 per share;

•

12,000,000 common shares issued into a third party escrow account relating to a pending financing. These shares, with a fair value of $0.01 per share on the date of issuance, were recognized as a contra-equity transaction pending release of the shares. Subsequent to the quarter ending March 31, 2010, the planned financing was cancelled and we intend to return the shares to the treasury;

•

2,000,000 issued in connection with a previous consulting agreement were cancelled;

In March 2010, the Company also issued 500,000 shares of Series A Convertible Preferred Stock to our Chief Executive Officer in settlement of $106,000 owed to the President and Chief Executive Officers in accrued salary and loans. The holder of record of the shares of the preferred stock shall have the right at any time to convert all (but not part) of such preferred shares into that number of fully paid and non-assessable shares of common stock as shall be 40% of the Company’s common stock on a fully diluted basis.

The Company has accounted for the issuance of these preferred shares as equity instruments under the provisions of ASC 815, Derivatives and Hedging. The Series A Preferred shares do contain a provision that ultimate settlement of the financial instrument is indexed to and settled in our own common stock. However, the preferred shares contain no provision which would provide for a potential net cash settlement. Further, the related provisions provide:

•

No requirement settlement be made in registered shares,

•

No registration requirements for the underlying shares or related penalty,

•

No counter party rights superior to shareholder rights, and

•

No collateral was required.

Also, the Company has adequate authorized, but unissued, shares to meet the conversion obligations under the Series A Preferred shares. Accordingly, the Company has categorized the issuance as equity in its financial reporting.

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2010, the Company also issued 500,000 shares of Series A Convertible Preferred Stock to our Chief Executive Officer in settlement of $106,000 owed to the President and Chief Executive Officers in accrued salary and loans. The holder of record of the shares of the preferred stock shall have the right at any time to convert all (but not part) of such preferred shares into that number of fully paid and non-assessable shares of common stock as shall be 40% of the Company’s common stock on a fully diluted basis.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 6 - INVENTORY

Inventory consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Raw materials	$48,307	$50,227
Work in progress	87,740	132,588
Finished product	5,000	5,000

Total inventory	$141,047	$187,815

Raw materials consist of unassembled parts and components used in the assembly of a finished vehicle.

Work in process consists of chassis under assembly but not yet complete.

Finished product consists of completed vehicles ready for sale.

Management evaluated the inventory at June 30, 2010 and December 31, 2009 for damaged or obsolete items and recognized an allowance for obsolescence of $8,026 at June 30, 2010.

NOTE 7 – OTHER ASSETS

Other assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Web site	$14,739	$14,739
Less: amortization	(3,931)	(2,457)
Notes receivable – Legacy Limo	16,653	16,653
Security deposits	10,000	10,000

Total other assets	$37,461	$38,937

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

Notes payable, was comprised of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

The Joseph Rosen Foundation, Inc. 20% note	$—	$200,000
Shareholder Notes	6,992	256,200
Electric Vehicle Conversion Consultant	72,287	102,921
SEC Administration Consultant	50,339	37,039
Francine’s Closet	207,839	37,039
American Settlements, LLC	557,460	—
Other	724,077	771,457
Total notes payable	1,619,054	1,517,957
Less: Note discounts	(579,571)	—
Current portion	(297,339)	(1,517,957)
Notes payable, long-term portion	$742,144	$—

The Joseph Rosen Foundation, Inc. 20% note dated April 16, 2009 was issued to provide working capital for the Company. The note was secured and accrued interest at 20%, which was initially payable at maturity on August 16,

2009. The note was in default at December 31, 2009. The note was guaranteed by an officer of the Company and provided for the issuance of 400,000 warrants at an exercise price of $0.30, exercisable for 5 years. The warrants were restricted and could not be exercised before April 15, 2010. The warrants were valued at $126,856 at the grant date, based on the Black-Scholes-Merton model. Accordingly, the Company recorded the value of the warrants issued as debt discount and amortized the discount over the life the note, which resulted in $51,640 of additional interest expense in Q3 2009 and $0 of unamortized debt discount remaining.

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

The Electric Vehicle Conversion Consultant notes at December 31, 2009 represent a series of unsecured advances made to or on behalf of the Company over the prior two fiscal quarters that were due 90 days after each advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $66,200 of the notes were past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date. These amended notes bear interest at 15% per annum. The primary consultant is a shareholder of the Company.

The SEC Administration Consultant notes at December 31, 2009 represent a series of unsecured advances made to or on behalf of the Company over the prior two fiscal quarters that were due 90 days after each advance and bear interest at 10%, payable at maturity. No repayments have been made during 2009 and approximately $102,400 of the notes were past due at December 31, 2009. During Q1 2010, the notes were renegotiated and extended for six months from their previous maturity date and $5,000 of the existing debt was converted into 4,000,000 shares of common stock at $0.00125 per share.

The Francine’s Closet note at December 31, 2009 represents an unsecured advance made to the Company on December 1, 2008, which was due one year after the advance and carried an interest rate of 10%, payable at maturity. No repayments had been made during 2009 and the note was past due at December 31, 2009. During Q1 2010, the note was renegotiated and extended for six months from its original maturity date.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Customer deposits	$156,085	$113,000

Total current liabilities	$156,085	$113,000

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2010, through the date the financial statements were issued for potential recognition or disclosure in the accompanying condensed consolidated financial statements.

Subsequent to June 30, 2010, several of the Company’s then outstanding notes payable were converted into shares of the Company’s common stock. As a result of these negotiated conversions, the Company issued approximately 490,735,303 shares of its common stock in settlement of approximately $65,104 in debt. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock.

Other than the disclosures show, we did not identify any events or transactions through August 14, 2010 that should be recognized or disclosed in the accompanying consolidated condensed financial statements.

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

Revenue Recognition

Revenues from services are recognized in accordance with the provisions of ASC Topic 605, Revenue Recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Overview

During the second quarter of 2009, the Company began operations as a marketer and distributor of customized automobiles, small buses, specialty vehicles, limousines, electric autos, including conversion of conventional vehicles to electric power and utility vehicles. Our revenue recognition policy, consistent with the provisions of FASB ASC Topic 605 – Revenue Recognition, dictates that we recognize revenue when a vehicle is delivered and ultimately accepted by our customers. Accordingly, revenue for any given reporting period is heavily dependent upon the number of vehicles delivered. As our vehicle related activities began in the second quarter 2009, a quarter over quarter comparison with the prior year provides limited insight into our operational trends.

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at June 30, 2010 we have an accumulated deficit of approximately $3.4 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Three months and six months ended June 30, 2010 and 2009

Revenues for the second quarter 2010 were up sharply from the second quarter 2009. Revenues during the quarter totaled $587,522, a 156% increase over the second quarter 2009. Revenues for the six months ended June 30, 2010 totaled $680,690 compared to $229,500 for the first half of 2009. These increases, both for the three month and six month periods over the prior year, reflect an increase in the number of vehicles completed and delivered to our customers. The Company’s revenue recognition policy, consistent with ASC Topic 605, requires that no revenue is recognized on any vehicle until it is completed and accepted by our customers.

Cost of revenues, as a percentage of total revenues, for both the three month and six month periods ended June 30, 2010, increased over the comparable periods of the preceding year. We believe this increase is not indicative of a trend, but rather reflects the often unique requests by our customers, which vary by project vehicle. We anticipate that, as revenues continue to improve, direct costs of revenues will decline, as a percentage of sales, to profitable levels.

During the second quarter 2010, certain accruals, and including certain notes payables, related consulting fees, were forgiven by the consultants to aid the Company during its formative development stage. These transactions totaled $343,750. Absent these renegotiated obligations, the Company would have reflected a loss of approximately $1,100,654 and $1,900,422 for the three month period and six month period ending June 30, 2010, respectively. As the Company began its vehicle based operations in April 2009, interperiod comparisons regarding growth rate and related margins are of little value. However, while there can be no assurances, the Company anticipates revenues relating to our vehicle modifications will continue to improve for the foreseeable future.

During the second quarter of 2010, the Company wrote-off as uncollectable, a note totaling $304,271. The note was originally recorded to reflect funds advanced to Imperial Body & Design. Imperial was hired by the Company to manufacture vehicles, unfortunately Imperial defaulted on their contract and lost their location to provide these services. Imperial Body & Design ceased operations in the 2nd quarter 2009 and management has determined the note as uncollectable.

The sharp increase in interest expenses for the quarter ended and six months ended June 30, 2010 over the prior year was primarily attributable to recognition of the reduction in the notes payable discount resulting from recognition of a beneficial conversion feature on convertible notes payable. As these notes were paid through conversion during the quarter, interest expense was recognized on the unamortized portion of discounts for those notes converted.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support current and future operations, satisfy it obligations and otherwise operate on an ongoing basis.

The Company has operated at a loss with a negative cash flow since its inception. At June 30, 2010, the Company had cash on hand of $72,132 and working capital of $196,244. During the second quarter of 2010, working capital was significantly enhanced through the renegotiation of terms or transfer of several notes payables resulting in their reclassification from short-term to long-term. The current portion of notes payable declined from $1,517,957 at December 31, 2009 to $297,339 at June 30, 2010. This reclassification contributed approximately $1.2 million to our working capital balances.

Currently, and in the past, the Company has been dependent on officers and shareholders of the Company to advance funds to meet operational needs, as well as a number of borrowings in the form of notes issued under varying terms. While there can be no assurance, we anticipate improved sales levels, which is expected to improve the Company’s cash flow position. However, even at anticipated improved sales levels, it will be necessary for us to seek additional funding through private or public offerings of equity securities, debt or convertible debt securities or other sources. Many, if not all, of these transactions would prove dilutive to our common stock. The Company has also entered into preliminary discussions with U.S. and non U.S. companies to joint venture or otherwise contract to use our facility and expertise for the gasoline vehicle to electric vehicle conversion process.

Subsequent Events

On August 16, 2010, effective August 11, 2010 (the “Effective Date”) the Company and Liberty Electric Cars, USA LLC, an Illinois limited liability company (“Liberty”), entered into a series of agreements to form a joint venture for the primary purpose of producing zero emission, electric vehicles. Liberty is a clean technology company based in Oxford, UK, and with offices in Chicago. Liberty has developed a patented electric propulsion system for SUVs, MPVs and 4x4s. The technology enables Liberty to convert large 4x4s and similar vehicles so that they are zero-emission.

The Company and Liberty have organized Liberty Electric Car, Inc., a Nevada corporation (“LEC”), which is owned equally by the Company and Liberty, for the initial purpose of converting gasoline fueled vehicles to electric fueled vehicles, creating prototype conversion vehicles in compliance with U.S. laws and sales of products and franchises related to such business operations. LEC will focus initially on the conversion of large luxury 4x4 vehicles “Conversion Vehicles”), including the Range Rover, using Liberty's proprietary electric power train technology (the “Conversion Technology”) and manufacturing of new electric vehicles. Manufacturing will be initially based at the Company’s facilities in Springfield, Missouri.

To facilitate the production of the Conversion Vehicles, on the Effective Date the parties entered into a shareholder agreement, license agreement and manufacturing agreement. Under the shareholder agreement, the Company and Liberty, constituting all of the shareholders of LEC, each to contributed $250,000 to LEC as initial capital contributions. The contributions shall be used for LEC development and organizational expenses. Under the shareholder agreement, Liberty agreed to license to LEC all of its right, title and interest in certain Conversion Technology patents and intellectual property pursuant to a license agreement and the Company agreed to enter into a manufacturing agreement with LEC. Pursuant to the shareholder agreement, the board of directors of LEC initially consists of Gary Spaniak, Jr., Charles G. Spaniak, III, Ian Hobday and Igor Dolgun. Messrs. Spaniak, Jr. and Spaniak III are affiliates of the Company and Messrs. Hobday and Dolgun are affiliates of Liberty. The initial officers of LEC are Ian Hobday, president, and Gary Spaniak, Jr., vice president. The shareholder agreement contains provisions for governing the sale of LEC interests as set forth in the agreement. The shareholder agreement will terminate in the event of the earlier of a dissolution or liquidation of LEC, a merger in which LEC is not the surviving entity, consent to the shareholders or LEC becoming a public company. The shareholder agreement also provides for a covenant not to compete by and between LEC, the Company and Liberty throughout the United States during the term of the agreement.

On August 16, 2010, the Company issued an aggregate of 115 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to three consultants as consideration for consulting services provided to the Company in connection with the Company’s joint venture with Liberty. Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock such that each ten (10) shares of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 11.5% of the Company’s common stock). The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock and Series A Preferred Stock, except as otherwise required by law. The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series B Preferred Stock is not entitled to dividends or preference upon liquidation. The Company relied upon exemptions provided for in Sections 4(2) of the Securities Act of 1933, as amended. The consultants had access to current information concerning the Company and the certificates representing the Series B Preferred Stock contain legends restricting transferability absent registration or applicable exemption.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.–OTHER INFORMATION

ITEM 1A.

RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on April 15, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2010, as discussed in the notes to the Company’s consolidated condensed financial statements, certain promissory notes previously issued by the Company to nine note holders were converted into shares of the Company’s common stock. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock. As a result of these conversions, the Company issued approximately 1,138,234,335 shares of its common stock to nine note holders in satisfaction of approximately $699,000 due under the notes. In addition, the Company issued 109,826,252 common shares in payment of $42,312 in accrued interest relating to our outstanding notes.

On March 30, 2010, the Company authorized the designation and issuance of 500,000 shares of Series A Convertible Preferred Stock to its executive officer, Gary Spaniak. The preferred shares were issued in consideration of Mr. Spaniak forgiving approximately $106,000 of his accrued salary and loans. The preferred shares contain super voting rights and certain anti-dilution provisions. Each holder of record of shares of the preferred stock shall have the right to convert all (but not part) of such preferred shares into that number of fully paid and non-assessable shares of common stock as shall be 40% of the Company’s common stock on a fully diluted basis. The shares of preferred stock shall vote together with the Company’s common stock, except as otherwise required by law. The number of votes for the preferred stock shall be the same number as the amount of shares of common stock that would be issued upon conversion.

On January 12, 2010 the Company issued 1,500,000 shares of common stock in payment of legal fees. The shares are valued at $0.03 per share.

On January 22, 2010, the Company issued 1,000,000 shares of common stock to a consultant in consideration of shares and marketing services. The shares are valued at $0.01 per share.

The securities above were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shareholders had access to information concerning the Company.

ITEM 5.

OTHER INFORMATION

Subsequent to the period covered by this report the Company has issued an aggregate of 490,735,303 shares of its common stock pursuant to the conversion of certain outstanding promissory notes to nine note holders. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock. As a result of the conversions the Company reduced its debt by approximately $65,104.

ITEM 6.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation, dated April 7, 2009(2)
3.3	Amendment to Articles of Incorporation, dated January 23, 2010 (3)
3.4	Amendment to Articles of Incorporation and Designation of Series A Preferred Stock
3.5	Amendment to Articles of Incorporation and Designation of Series B Preferred Stock
3.6	Bylaws of Electric Car Company, Inc. (1)
10.1	G & S Tech, Inc Consulting Agreement (4)
10.2	Aquavolt, LLC Consulting Agreement (4)
10.3	EVPC, LLC Consulting Agreement (4)
10.4	Marina View Investments, Inc. Consulting Agreement (4)
10.5	Harbour View Investments, Inc. Consulting Agreement (4)
10.6	Electric Vehicle Car Consultants Consulting Agreement (4)
10.7	SEC Administration Consultants Consulting Agreement (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

———————

*

Filed herewith

(1)

Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007

(2)

Incorporated by reference to the registration statement on Form SB-2 as filed on May 8, 2007

(3)

Incorporated by reference to Form 8-K filed February 11, 2010

(4)

Incorporated by reference for Form 10-K Annual Report for the year ended December 31, 2009 filed April 15, 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2010

ELECTRIC CAR COMPANY, INC.

By:	/s/ GARY SPANIAK
Gary Spaniak,
Chief Executive Officer (Principal Financial Officer)
Chief Financial Officer (Principal Financial Officer)