Form 10-Q
period 2010-09-30
ELECTRIC CAR COMPANY, INC.
filed 2010-11-24
CIK 1391117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Shares Outstanding as of October 15, 2010
Common Stock, $0.0001 Par Value Per Share		6,815,829,982

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

1

Consolidated Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009

1

Consolidated Statement of Operations (Unaudited) for the Three Months and Nine

Months Ended September 30, 2010 and 2009

2

Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30,

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

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 5.

Other Information

19

Item 6.

Exhibits

20

Signatures

21

i

PART I. FINANCIAL INFORMATION

ITEM 1.

 FINANCIAL STATEMENTS

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$69,290	$45,694
Account receivable	55,001	330,694
Inventory	152,166	187,815
Other current assets	434,153	407,981

Total Current Assets	710,610	972,184

Customer lists, net of amortization of $71,250 and $37,500 at September 30, 2010 and December 31, 2010, respectively	153,750	187,500

Other Assets	36,724	38,937

TOTAL ASSETS	$901,084	$1,198,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$297,109	$588,374
Notes payable, current portion	594,744	1,517,957
Other current liabilities	143,455	113,000

Total Current Liabilities	1,052,337	2,219,331

Notes Payable, Long Term	802,074	—
TOTAL LIABILITIES	1,837,382	2,219,331

Shareholders’ Deficit
Preferred stock, A, $0.001 par value, 10,000,000 shares authorized:
500,000 shares and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	500	—
Preferred stock, B, $0.001 par value, 10,000,000 shares authorized: 115 shares and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common Stock, $0.00001 par value, 25,000,000 shares authorized: 5,462,351,382 shares and 114,681,176 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,381,010	114,681
Additional paid-in capital	2,539,719	1,477,915
Accumulated deficit	(4,857,527)	(2,613,306)

Total Shareholders’ Deficit	(936,298)	(1,020,710)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$901,084	$1,198,621

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenues, net	$273,523	$420,875	$954,213	$650,375
Cost of revenues	421,006	441,095	1,243,122	652,595
Gross profit (loss)	(147,483)	(20,220)	(288,909)	(2,220)

Operating expenses:
Selling and marketing	48,689	61,739	124,790	92,552
General and administrative	435,301	571,712	809,387	725,768
Bad debt expense	—	—	304,274	—
Total operating expenses (income)	(483,990)	633,451	1,238,451	818,320

Loss from operations	(631,473)	(653,671)	(1,527,360)	(820,540)

Interest expense	(43,935)	—	(680,841)	—
Other, net	(12,148)	—	(36,024)	(8,363)

Loss before income taxes	(687,556)	(653,671)	(2,244,225)	(828,903)
Provision for income taxes	—	—	—	—

Net Loss	$(687,556)	$(653,671)	$(2,244,225)	$(828,903)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	3,418,796,573	100,679,817	2,788,516,279	95,579,404

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(2,244,225)	$(828,903)
Adjustments to reconcile net income in net cash used in operating activities:
Depreciation and amortization	33,750	146,834
Impairment of intangibles	—	64,694
Shares issued for services	55,000	46,185
Interest paid in shares	116,653	—
Note Discount	719,650	—
Changes in operating assets and liabilities:
Accounts receivable	275,693	(330,638)
Inventory	35,649	(338,091)
Prepaid expenses and other current assets	(26,172)	(9,580)
Other current	2,213	—
Accounts payable and accrued expenses	(260,764)	183,009
Other	—	57,830
Net cash (used in) provided by continuing operating activities	(1,292,546)	(1,008,661)
Loss from discontinued operations	—	8,363
Net cash (used in) provided by operating activities	(1,292,546)	(1,000,298)

Cash Flows from Investing Activities:
Investment and advances	—	(239,739)
Notes receivable acquired	—	(16,653)
Acquisition of subsidiary	—	(1,299)
Security deposits	—	(10,000)
Net cash provided by (used in) investing activities	—	(267,691)

Cash Flows from Financing Activities:
Proceeds from notes	646,000	1,295,008
Notes issued for services	676,142	—
Cost of Raising Capital	(6,000)	—
Net cash provided by financing activities	1,316,142	1,295,008

Increase (decrease) in cash	23,596	27,019
Cash, Beginning of Period	45,694	75

Cash, End of Period	$69,290	$27,094

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Conversion of convertible notes into common stock	$—	$—

Noncash transactions:
Stock issued to acquire subsidiary	—	61,200
Stock issued for conversion of convertible notes into common stock	1,151,768	—
Series A preferred stock issued in settlement of accrued expenses	$106,000	$—

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

NOTE 2 - GOING CONCERN

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 – BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The accompanying consolidated condensed balance sheet as of December 31, 2009 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or for the year ending December 31, 2010.

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

Liquidity

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2010.  At September 30, 2010, we had an accumulated deficit of approximately $4.8 million. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Accordingly, the report of our registered public accounting firm on our financial statements for the year ended December 31, 2009, contained an explanatory paragraph regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

While there can be no assurance, we intend to improve our financial position through a potential merger, increased revenues and external debt and equity funding.

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2010 and December 31, 2009, the Company had recognized an allowance for doubtful accounts of $-0- and $900, respectively.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC Topic 718, “Share-Based Payment, an Amendment of FASB Statement No. 123”. The Topic requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. Such compensation amounts are amortized over the respective vesting periods of the options granted. At September 30, 2010 and December 31, 2009, the Company had no common stock purchase options outstanding.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings (Loss) Per Share of Common Stock

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with ASC Topic 260, “Earnings Per Share”. Under this topic basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period, including potentially issuable shares. At September 30, 2010, there were no options outstanding. Potentially issuable shares under convertible debt agreements were not considered in diluted earnings per share as their inclusion was anti-dilutive.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a component of “Cost of Sales.”

Recent Issued Accounting Standards

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

NOTE 4 - EQUITY TRANSACTIONS

The Company was incorporated on December 29, 2006. The Company is authorized to issue the following:

Preferred Stock – 10,000,000 $.001 par value shares.

Common Stock – 25,000,000,000 $.00001 par value shares.

In April 2009, the Company filed with the Secretary of the State of Delaware to increase the authorized capital of the Corporation to 205,000,000 (Two Hundred Five Million) shares, consisting of 200,000,000 (Two Hundred Million) shares of common stock, par value of $0.001 and 5,000,000 (Five Million) shares of preferred stock, par value of $0.001 per share.

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

Effective September 7, 2010, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State increasing its authorized common stock to 25,000,000,000 (twenty-five billion).  The amendment was approved by the Company’s board of directors and holders of a majority of its outstanding capital stock.

During the nine months ended September 30, 2010, the Company issued:

•

5,612,767,111 common shares related to the conversions of note obligations totaling approximately $1,151,719;

•

863,508,912 common shares issued in payment of $116,653 in note related accrued interest;

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

On August 16, 2010, the Company issued an aggregate of 115 shares of preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”) to three consultants as consideration for consulting services provided to the Company in connection with the Company’s joint venture with Liberty. Each holder of Series B Preferred Stock shall have the right to convert all or part of his or her shares of Series B Preferred Stock into shares of the Company’s common stock such that each ten (10) shares of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 11.5% of the Company’s common stock). The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock and Series A Preferred Stock, except as otherwise required by law. The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series B Preferred Stock is not entitled to dividends or preference upon liquidation. The Company relied upon exemptions provided for in Sections 4(2) of the Securities Act of 1933, as amended. The consultants had access to current information concerning the Company and the certificates representing the Series B Preferred Stock contain legends restricting transferability absent registration or applicable exemption

The Company has accounted for the issuance of these preferred shares as equity instruments under the provisions of ASC 815, Derivatives and Hedging. The Series A Preferred shares do contain a provision that ultimate settlement of

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4 – EQUITY TRANSACTIONS (CONTINUED)

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

NOTE 6 - INVENTORY

Inventory consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009

Raw materials, less reserve for obsolescence	$55,817	$50,227
Work in progress	91,369	132,588
Finished product	5,000	5,000

Total inventory	$152,166	$187,815

Raw materials consist of unassembled parts and components used in the assembly of a finished vehicle.

Work in process consists of chassis under assembly but not yet complete.

Finished product consists of completed vehicles ready for sale.

Management evaluated the inventory at September 30, 2010 and December 31, 2009 for damaged or obsolete items and recognized an allowance for obsolescence of $8,982 at September 30, 2010.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 7 – OTHER ASSETS

Other assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Web site	$14,739	$14,739
Less: amortization	(4,668)	(2,457)
Notes receivable – Legacy Limo	16,653	16,653
Security deposits	10,000	10,000

Total other assets	$36,724	$38,937

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

Security deposits, the Company deposited $10,000 on behalf of Imperial Coach Builders as a deposit on a chassis for future delivery.

NOTE 8 – NOTES PAYABLE

Notes payable, was comprised of the following at:

	September 30, 2010	December 31, 2009

The Joseph Rosen Foundation, Inc. 20% note	$—	$200,000
Shareholder Notes	6,992	256,200
Electric Vehicle Conversion Consultant	90,729	102,921
SEC Administration Consultant	61,220	37,039
Francine’s Closet	184,639	37,039
American Settlements, LLC	598,239	—
Other	729,812	771,457
Total notes payable	1,671,631	1,517,957
Less: Note discounts	(274,813)	—
Current portion	(594,744)	(1,517,957)
Notes payable, long-term portion	$802,074	$—

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

NOTE 8 – NOTES PAYABLE (CONTINUED)

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

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009

Customer deposits	$143,455	$113,000

Total current liabilities	$143,455	$113,000

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to September 30, 2010, through the date the financial statements were issued for potential recognition or disclosure in the accompanying condensed consolidated financial statements.

Subsequent to September 30, 2010, several of the Company’s then outstanding notes payable were converted into shares of the Company’s common stock. As a result of these negotiated conversions, the Company issued approximately 2,677,000 shares of its common stock in settlement of approximately $135,000 in debt. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock.

ELECTRIC CAR COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On October 18, 2010, the Company announced the execution of a letter of intent with NEAH Power Systems, Inc. for a proposed strategic partnership.  The proposed partnership is subject to the execution of a definitive agreement and each party’s completion of due diligence, necessary consents and approvals.

In October, 2010, the Company and Liberty Electric Cars, USA LLC, an Illinois limited liability company (“Liberty”), entered into a series of agreements to form a joint venture for the primary purpose of producing zero emission, electric vehicles. Liberty is a clean technology company based in Oxford, UK, and with offices in Chicago. Liberty has developed a patented electric propulsion system for SUVs, MPVs and 4x4s. The technology enables Liberty to convert large 4x4s and similar vehicles so that they are zero-emission.  Initial funding of the joint venture was $10,000.

Other than the disclosures shown, we did not identify any events or transactions through November 14, 2010 that should be recognized or disclosed in the accompanying consolidated condensed financial statements.

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

Going Concern

We have generated minimal revenues since inception. Our revenues alone are insufficient to pay our operating expenses and our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and at September 30, 2010 we have an accumulated deficit of approximately $4.5 million. The report of our independent registered public accounting firm on our financial statements for fiscal 2009 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

Three months and nine months ended September 30, 2010 and 2009

Revenues for the third quarter 2010 were up sharply from the third quarter 2009. Revenues during the quarter totaled $954,213, a 47% increase over the third quarter 2009.  Revenues for the nine months ended September 30, 2010 totaled $954,213 compared to $650,375 for the three quarters of 2009.  These increases both for the three month and nine month periods over the prior year, reflect an increase in the number of vehicles completed and delivered to our customers. The Company’s revenue recognition policy, consistent with ASC Topic 605, requires that no revenue is recognized on any vehicle until it is completed and accepted by our customers.

Cost of revenues, as a percentage of total revenues, for both the three month and nine month periods ended September 30, 2010, increased over the comparable periods of the preceding year. We believe this increase is not indicative of a trend, but rather reflects the often unique requests by our customers, which vary by project vehicle. We anticipate that, as revenues continue to improve, direct costs of revenues will decline, as a percentage of sales, to profitable levels.

During the second quarter 2010, certain accruals, and including certain notes payables, related consulting fees, were forgiven by the consultants to aid the Company during its formative development stage. These transactions totaled $343,750. Absent these renegotiated obligations, the Company would have reflected a loss of approximately $1,100,654 and $1,900,422 for the three month period and nine month period ending September 30, 2010, respectively.  As the Company began its vehicle based operations in April 2009, inter period comparisons regarding growth rate and related margins are of little value. However, while there can be no assurances, the Company anticipates revenues relating to our vehicle modifications will continue to improve for the foreseeable future.

During the second quarter of 2010, the Company wrote-off as uncollectable, a note totaling $304,271. The note was originally recorded to reflect funds advanced to Imperial Body & Design. Imperial was hired by the Company to manufacture vehicles; unfortunately Imperial defaulted on their contract and lost their location to provide these services. Imperial Body & Design ceased operations in the 2nd quarter 2009 and management has determined the note as uncollectable.

The sharp increase in interest expenses for the quarter ended and nine months ended September 30, 2010 over the prior year was primarily attributable to recognition of the reduction in the notes payable discount resulting from recognition of a beneficial conversion feature on convertible notes payable. As these notes were paid through conversion during the quarter, interest expense was recognized on the unamortized portion of discounts for those notes converted.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support current and future operations, satisfy it obligations and otherwise operate on an ongoing basis.

The Company has operated at a loss with a negative cash flow since its inception. At September 30, 2010, the Company had cash on hand of $69,290 and a working capital deficit of $(341,727). During the second quarter of 2010, working capital was significantly enhanced through the renegotiation of terms or transfer of several notes payables resulting in their reclassification from short-term to long-term. The current portion of notes payable declined from $1,517,957 at December 31, 2009 to $594,744 at September 30, 2010. This reclassification contributed $923,213 to our working capital balances.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010, as discussed in the notes to the Company’s consolidated condensed financial statements, certain promissory notes previously issued by the Company to ten note holders were converted into shares of the Company’s common stock. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock.  As a result of these conversions, the Company issued 5,612,767,111 shares of its common stock to ten note holders in satisfaction of approximately $1,151,719 due under the notes. In addition, the Company issued 286,576,831 common shares in payment of $55,689 in accrued interest relating to our outstanding notes.

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

ITEM 5.

OTHER INFORMATION

Subsequent to the period covered by this report the Company has issued an aggregate of 2,677,272,820 shares of its common stock pursuant to the conversion of certain outstanding promissory notes to eight note holders. The conversion ratios under the notes range from a 25% discount to market price of the Company’s common stock to a 75% discount to market price for the Company’s common stock. As a result of the conversions the Company reduced its debt by approximately $135,000.

ITEM 6.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation, dated April 7, 2009(2)
3.3	Amendment to Articles of Incorporation, dated January 23, 2010 (3)
3.4	Amendment to Articles of Incorporation and Designation of Series A Preferred Stock (5)
3.5	Amendment to Articles of Incorporation and Designation of Series B Preferred Stock (5)
3.6	Bylaws of Electric Car Company, Inc. (1)
10.1	G & S Tech, Inc Consulting Agreement (4)
10.2	Aquavolt, LLC Consulting Agreement (4)
10.3	EVPC, LLC Consulting Agreement (4)
10.4	Marina View Investments, Inc. Consulting Agreement (4)
10.5	Harbour View Investments, Inc. Consulting Agreement (4)
10.6	Electric Vehicle Car Consultants Consulting Agreement (4)
10.7	SEC Administration Consultants Consulting Agreement (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(3)

Incorporated by reference to Form 8-K filed February 11, 2010

(4)

Incorporated by reference for Form 10-K Annual Report for the year ended December 31, 2009 filed April 15, 2010

(5)

Incorporated by reference for Form 10-Q Quarterly Report for the period ended June 30, 2010 filed August 20, 2010

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2010

ELECTRIC CAR COMPANY, INC.

By:	/s/ GARY SPANIAK
Gary Spaniak,
Chief Executive Officer (Principal Financial Officer)
Chief Financial Officer (Principal Financial Officer)